Form 10-Q
period 2011-11-30
Astra Ventures, Inc.
filed 2012-01-12
CIK 1519955

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File No. 333-173949

ASTRA VENTURES INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	7822 (Primary Standard Industrial Classification Code Number)	99-0361962 (I.R.S. Employer Identification No.)

3090 Gordonvale Street

Thunder Bay, Ontario P7K 1B8, Canada

(Address of principal executive offices)

(807) 333-0064

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [  ]

[  ] Non-accelerated filer  [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at January 5, 2012 was 6,900,000.

Statement Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended Section 21E of the Securities Exchanged Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements such as changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.

PART I.

Item 1. Financial Statements.

ASTRA VENTURES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2011

ASTRA VENTURES, INC. (A Development Stage Company) BALANCE SHEETS

	November 30, 2011 (Unaudited) - $ -	February 28, 2011 - $ -

ASSETS
Current assets
Cash	24,385	48,083
Total current assets	24,385	48,083
Total assets	24,385	48,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	-	-
Total current liabilities	-	-
Total liabilities	-	-

STOCKHOLDERS’ EQUITY
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and Outstanding:
6,900,000 common shares (February 28, 2011 - 6,900,000)	6,900	6,900
Additional paid in capital	42,100	42,100
Deficit accumulated during the development stage	(24,615)	(917)
Total stockholders’ equity	24,385	48,083
Total liabilities and stockholders’ equity	24,385	48,083

- See accompanying notes to financial statements -

ASTRA VENTURES, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended November 30, 2011 - $ -	Three months ended November 30, 2010 - $ -	Nine months ended November 30, 2011 - $ -	Nine months ended November 30, 2010 - $ -	Period from September 23, 2010 (Inception) to November 30, 2011 - $ -

Expenses
General and administrative	13,531	-	23,698	-	24,615
Net loss	13,531	-	23,698	-	24,615

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	6,900,000	4,000,000	6,900,000	4,000,000

- See accompanying notes to financial statements -

ASTRA VENTURES, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended November 30, 2011 - $ -	Nine months ended November 30, 2010 - $ -	Period from September 23, 2010 (Inception) to November 30, 2011 - $ -

Cash Flows Used In Operating Activities
Net loss	(23,698)	-	(24,615)
Accounts payable	-	-	-
Cash flows used in operating activities	(23,698)	-	(24,615)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	20,000	49,000
Cash flows provided by financing activities	-	20,000	49,000

Increase (Decrease) In Cash	(23,698)	20,000	24,385

Cash, beginning of period	48,083	-	-
Cash, end of period	24,385	20,000	24,385

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See accompanying notes to financial statements -

ASTRA VENTURES, INC.

(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2011

(Unaudited)

1.

BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended February 28, 2011, included in the Company’s Registration Statement on Form S-1 and filed with the Securities and Exchange Commission on May 5, 2011. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three and nine months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending February 29, 2012.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of our company. It should be read in conjunction with the financial statements and accompanying notes.

Plan of Operation

We are a development stage company. We have not yet started operations or generated or realized any revenues from business operations. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital. We do not expect to generate any revenue until we obtain rights for film distribution and sell the distribution rights or enter into revenue-sharing agreements or acquire existing distribution networks and/or companies. Accordingly, we must raise cash from sources other than through the distribution of films. We currently have no arrangements in place for additional financing. Our success or failure will be initially determined by the availability of additional financing and thereafter by our success in implementing our business plan.

We plan to commence business operations by obtaining distribution rights for television programming and specialty films such as reality television and extreme sports programming for reproduction and distribution across multiple markets and formats in the US and worldwide. There are typically two methods of acquiring distribution rights to films and programming. The Company may acquire distribution rights (a) through distribution agreements or (b) by an outright purchase of the distribution rights.  If we acquired distribution rights through a distribution agreement, we would enter into distribution agreements with the owners of programming and receive a portion of the revenue generated by the programming. Distribution agreements typically provide for the payment of a percentage of revenue. The percentage of revenue to be paid to film distributors generally ranges from 25% to 85% of the revenues generated by the film or television program. Alternatively, we could make an outright purchase of distribution rights to films or programming.

Our ability to obtain distribution rights to films and television programming is dependent upon the supply of such programming in the marketplace and the pricing of films within our budget. On the other hand, our ability to sell distribution rights to films and television programming is dependent upon the demand for such programming at the time we have such programming available for sale and the prices which broadcasters and stations are willing to pay for such programming. The supply of and demand for programming are factors which are beyond our control. Availability and demand for programming are also factors which are subject to rapid change largely in response to consumer preferences and seasonality. The business environment in which we operate is, therefore, inherently unpredictable.

To date, we have not acquired any film distribution rights and have not yet identified any specific sources from which it may obtain such rights. Initially, our planned operations consist of acquiring the distribution rights to films and/or television programs which we expect to be achieved by Sieg Badke, our President, contacting his network of distributors, producers and brokers who promote and distribute film products of directors and producers worldwide , inquiring about the availability of distribution right to films and television programs.  Mr. Badke has developed his network of film industry participants through his 26 years in the film industry in Canada and the US, serving North American and European markets.

Over the next twelve months we expect to require $50,000 in financing to commence our planned operations. Our current cash resources are insufficient to finance our planned expenditures. To successfully commence our planned operations we will need to raise additional financing. We anticipate raising the funds through the public and/or private sale of our common stock or bank financing. We have no third party financing commitments, and our ability to raise financing in the equity markets are uncertain as the equity markets, in recent years, have been depressed especially for start-up companies like ourselves. Mr. Sieg Badke, our sole officer and director, has indicated that he would be willing to consider lending funds to us on an interim basis if an opportunity arose for which we had no available funds from any other source.

There is no firm commitment for any such loan and no agreement between us and Mr. Badke for such a loan.

Results of Operations

Three-Month Period Ended November 30, 2011 and period from September 23, 2010 (inception) to November 30, 2010

We did not earn any revenues during the three-month period ended November 30, 2011 (period from September 23, 2010 (inception) to November 30, 2010: $Nil).

We incurred operating expenses in the amount of $13,531 for the three-month period ended November 30, 2011 (period from September 23, 2010 (inception) to November 30, 2010: $Nil). These operating expenses comprised of general and administration expenses of $13,531 (three-month period ended November 30, 2010: $Nil).

Nine-Month Period Ended November 30, 2011 and period from September 23, 2010 (inception) to November 30, 2010

We did not earn any revenues during the nine-month period ended November 30, 2011 (period from September 23, 2010 (inception) to November 30, 2010: $Nil).

We incurred operating expenses in the amount of $23,698 for the nine-month period ended November 30, 2011 (period from September 23, 2010 (inception) to November 30, 2010: $Nil). These operating expenses comprised of general and administration expenses of $23,698 (period from September 23, 2010 (inception) to November 30, 2010: $Nil).

Liquidity and Capital Resources

We do not have any credit facilities or other commitments for debt or equity financing.  No assurances can be given that advances when needed will be available.  We need funding to undertake our operations. Private capital, if sought, will be sought from private and institutional investors.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.  If a market for our shares ever develops, of which there can be no assurances, we will use shares to compensate employees/consultants and independent contractors wherever possible.

We will incur ongoing expenses associated with professional fees for accounting, legal, and a host of other expenses for annual reports and proxy statements.  We estimate that these costs will range up to $30,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower and we will not be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  These obligations will reduce our ability and resources to fund other aspects of our business.  We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling obligations and compensate certain independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2011 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.

Changes in internal control over financial reporting

There have been no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended November 30, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of November 30, 2011 (Unaudited) and February 28, 2011. (Audited).

Statements of Operations for the three and nine month periods ended November 30, 2011 and 2010 and the Period from September 23, 2010 (Inception) to November 30, 2011. (Unaudited)

Statements of Cash Flows for the nine month periods ended November 30, 2011 and 2010 and the Period from September 23, 2010 (Inception) to November 30, 2011. (Unaudited)

Notes to Financial Statements

(2) Exhibits filed as part of this Report:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 5, 2012	ASTRA VENTURES INC. (Registrant)

/s/ Sieg Badke
By: Sieg Badke
Title: President and Chief Executive Officer

/s/ Sieg Badke
By: Sieg Badke
Chief Financial Officer