Form 10-K
period 2012-02-29
Astra Ventures, Inc.
filed 2012-05-24
CIK 1519955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-173949

ASTRA VENTURES, INC.

(Name of small business issuer in its charter)

Nevada	99-0361962
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3090 Gordonvale Street

Thunder Bay, Ontario P7K 1B8

 (Address of principal executive offices)

(807) 333-0064

Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [X] No [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

$49,000 as at May 16, 2012 based on the price at which the common equity was sold

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

6,900,000 shares of common stock as at May 16, 2012

PART I

ITEM 1:  BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this ANNUAL report, the terms “we”, “us”, “our” and “the Company” mean Astra Ventures, Inc., unless otherwise indicated.

Corporate Overview

We were formed to take advantage of the increasing demand for programming within the film industry which has occurred over the past several years.  The increased demand has primarily been created by (a) the growth of the market of providers who offer programming to consumers including satellite, cable, internet providers and (b) the expansion of the methods by which consumers access programming including personal computers, smart phones, and other wireless devices.

The Company plans to commence business operations by obtaining distribution rights for specialty films such as reality television and extreme sports programming for reproduction and distribution across multiple markets and formats in the US and worldwide. To date, the Company has not acquired any distribution rights for any films or television programming.

The Company intends to operate both as an importer of foreign and exporter of North American productions.  The Company will work to develop revenue sharing arrangements with existing companies through which it will buy and sell rights to distribute multiple productions within the reality television and extreme sports genre.  The Company’s business plan includes the development and/or acquisition of existing distribution networks and companies as funding becomes available.

Employees

We have no employees as of the date of this annual report other than our director.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any trademarks or patent.

Reports to Security Holders

We file reports and other information with the SEC. This annual report on Form 10-K, historical information about our company and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials, including copies of any portion of this annual report on Form 10-K, can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC’s home page on the Internet (http://www.sec.gov ).

ITEM 1 A: RISK FACTORS

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We are a development stage company. Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. If we cannot obtain sufficient funding, we may have to delay or abandon the implementation of our business strategy.

 WE HAVE NO OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small company starting a new business enterprise and the highly competitive environment. Since we have no operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

WE WILL REQUIRE FINANCING TO ACHIEVE OUR CURRENT BUSINESS STRATEGY AND OUR INABILITY TO OBTAIN SUCH FINANCING COULD PROHIBIT US FROM EXECUTING OUR BUSINESS PLAN AND CAUSE US TO DELAY OR ABANDON COMMENCEMENT OF OPERATIONS.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

If we are unable to obtain financing on reasonable terms, we could be forced to delay, diminish or abandon our plan of operation. Such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

THE COMPANY OPERATES IN A RAPIDLY CHANGING BUSINESS ENVIRONMENT AND MAY NOT BE ABLE TO OBTAIN AND SELL FILM DISTRIBUTION RIGHTS AT TIMES AND AT PRICES WHICH ARE BENEFICIAL TO THE COMPANY.

Our ability to obtain distribution rights to films and television programming is dependent upon the supply of such programming in the marketplace and the pricing of films within our budget. On the other hand, our ability to sell distribution rights to films and television programming is dependent upon the demand for such programming at the time the Company has such programming available for sale and the prices which broadcasters and stations are willing to pay for such programming. The supply and demand for programming are factors which are beyond the control of the Company. Availability and demand for programming are also factors which are subject to rapid change largely in response to consumer preferences and seasonality, as certain programming attracts larger audiences during the fall and winter months. The business environment in which the Company operates is, therefore, inherently unpredictable. If the Company is unable to obtain distribution rights to films and television programming or is unable to sell distribution rights to such programming, we will not be able to generate revenue, and our operating results will be negatively impacted.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICES OF SIEG BADKE. WITHOUT HIS CONTINUED SERVICE, WE MAY BE FORCED TO INTERRUPT OR EVENTUALLY CEASE OUR OPERATIONS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Sieg Badke, our President and Chief Executive Officer. We currently do not have an employment agreement with Mr. Badke. The loss of his services could have a material adverse effect on our business, financial condition or results of operation.

COMPENSATION PAID TO SIEG BADKE MAY NEGATIVELY AFFECT THE COMPANY’S ABILITY TO OPERATE

Mr. Sieg Badke, our sole officer and director, is a beneficial owner of approximately 59.42% of the shares of common stock of the Company and is in a position to determine the cash and equity compensation to be paid to him in such capacity. Compensation paid to Mr. Badke, if any, will reduce net income and may have a negative effect on the ability of the Company to initiate its business plan and achieve its goals.

CHANGES IN NATIONAL, GLOBAL, OR REGIONAL ECONOMIC CONDITIONS COULD HAVE AN ADVERSE EFFECT ON THE PROFITABILITY OF OUR BUSINESS.

A decline in economic activity in the United States and other regions of the world in which we may conduct business can adversely affect demand for entertainment media resulting in reduced revenue and earnings. A decline in economic conditions could reduce the prices that broadcasters are willing to pay for programming. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from entertainment products we intend to distribute, which could also adversely affect our revenues and, at the same time, increase our costs. Changes in exchange rates for foreign currencies may reduce international demand for films which we intend to distribute, increase supply costs in non-US markets, or reduce the US dollar value of any revenue we may receive from other markets.

CHANGES IN PUBLIC AND CONSUMER TASTES AND PREFERENCES FOR ENTERTAINMENT COULD REDUCE DEMAND FOR OUR ENTERTAINMENT OFFERINGS AND ADVERSELY AFFECT THE PROFITABILITY OF OUR BUSINESS.

Our business plan is to acquire and distribute entertainment products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our business will depend on our ability to acquire and distribute filmed entertainment and broadcast and cable programming that meets the changing preferences of the broad consumer market. Our business, if developed outside the US, will depend on acceptance of our offerings by consumers outside the US, and our success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the US. Moreover, we will be required to invest substantial amounts in film acquisition, broadcast and cable programming before we learn the extent to which these products will earn consumer acceptance. If our entertainment offerings do not achieve sufficient consumer acceptance, our revenue from distribution of such broadcast and cable programming may decline and adversely affect the profitability of our business.

CHANGES IN TECHNOLOGY AND IN CONSUMER CONSUMPTION PATTERNS MAY AFFECT DEMAND FOR OUR ENTERTAINMENT PRODUCTS OR THE COST OF PRODUCING OR DISTRIBUTING PRODUCTS.

The media entertainment business in which we intend to participate depends significantly on our ability to acquire, develop, adopt and exploit new technologies to distinguish our products from those of our competitors. In addition, new technologies affect the demand for our products and the time and manner in which consumers acquire and view entertainment products. As an example, the success of our offerings in the home entertainment market depends in part on consumer preferences with respect to home entertainment formats, including DVD players and personal video recorders, as well as the availability of alternative home entertainment offerings and technologies, including web-based delivery of entertainment offerings. Also, technological developments offer consumers an expanding selection of entertainment options which may include options that we have not developed or options which provide a lower return than options which we had earlier anticipated.  In such event, the income from our planned entertainment offerings would decline or increase at slower rates than anticipated.

THE SUCCESS OF OUR BUSINESS IS HIGHLY DEPENDENT ON THE EXISTENCE AND MAINTENANCE OF INTELLECTUAL PROPERTY RIGHTS IN THE ENTERTAINMENT PRODUCTS WE ACQUIRE AND DISTRIBUTE.

The value of intellectual property rights is dependent on the scope and duration of rights as defined by applicable laws in the US and other counties in which we intend to operate.  If such laws are interpreted in ways that limit the extent or duration of our rights or the rights of producers from whom we intend to purchase entertainment, or if existing laws are changed, our ability to generate revenue from our intellectual property may decrease, or the cost of obtaining and maintaining rights may increase.

The unauthorized use of any intellectual property rights we own would increase the cost of protecting these rights or reduce our revenues. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, and increased broadband internet speed and penetration have made the unauthorized digital copying and distribution of films, television productions and other creative works easier and faster and enforcement of intellectual property rights more challenging. Unauthorized use of intellectual property rights in the entertainment industry appears to be a significant and rapidly growing phenomenon. Inadequate laws or weak enforcement mechanisms to protect intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite efforts to protect intellectual property rights. These developments require the Company to devote substantial resources to protecting intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed digital distribution of our content and sales of unauthorized DVDs, Blu-ray discs and other products.

With respect to intellectual property developed by the Company and rights acquired by the Company from others, the Company is subject to the risk of challenges to our rights in intellectual property by third parties. Successful challenges to our rights in intellectual property may result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from the intellectual property that is the subject of challenged rights.

CHANGES IN REGULATIONS APPLICABLE TO OUR BUSINESS MAY IMPAIR OUR PROFITABILITY.

Broadcast networks and television stations are highly regulated, and each of our other businesses is subject to a variety of United States and overseas regulations including:

•

US regulation (through the FCC) of television and national programming.

•

Federal, state and foreign privacy and data protection laws and regulations.

•

Imposition by foreign countries of trade restrictions on television content requirements or quotas.

•

Domestic and international tax laws or currency controls.

Changes in any of these regulatory areas may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services that are profitable.

WE MAY BE UNSUCCESSFUL IN IMPLEMENTING OUR GROWTH STRATEGIES.

Our continued growth depends, to a significant degree, on our ability to successfully implement our growth strategies.  Among such strategies, we plan to increase the number of suppliers from which we may obtain films and programming content and expand the number of outlets to whom we may distribute films and programming.  Our ability to successfully implement and expand our operations is highly dependent on our ability to raise sufficient capital to fund the acquisition and distribution of films and programming.

WE MAY NOT BE ABLE TO MANAGE OR INTEGRATE FUTURE ACQUISITIONS, IF ANY.

The Company has no pending or probable acquisition transactions as of the time of this offering. However, management will consider acquisition opportunities as a key element of the Company’s planned operating strategy.  The acquisition and successful integration of such businesses that provide for synergistic or vertical integration opportunities for Company will be crucial to the success of our acquisition strategy. These acquisitions could place a strain on our operations in the future.  Our ability to manage  future  acquisitions, if they occur, will depend on our ability to successfully evaluate investments,  monitor  operations,  control  costs,  maintain  effective quality controls,  expand  our  internal management and technical and accounting systems and  integrate  acquired  businesses  into  our  company.  As you evaluate the prospects of the Company, you should consider the many risks we will encounter during the process of integrating those businesses that may be acquired in the future. Such risks include (i) the distraction of  management's  attention  from  other  business concerns; (ii) the  potential  loss  of  key  employees  or customers of the acquired businesses;  and (iii) the  potential inability to integrate controls, standards, systems and personnel.

Although our President and sole Director has significant experience in management, the Company may nevertheless be unable to effectively integrate any businesses we acquire in the future without encountering the difficulties described above.  Failure to effectively integrate such businesses could have a material adverse effect on our business, prospects, results of operations or financial condition.  In addition, the combined companies may not benefit as expected from the integration.

To fund future acquisitions, we may need to borrow funds or assume the debts of acquired companies, or issue more stock, which may dilute the value of our existing common stock.  To incur any additional debt, we must comply with any existing restrictions contained in any indebtedness we may have at that time.  If these  restrictions  are  not  met  and  we do not receive necessary consents or waivers  of  these  restrictions,  we may be unable to make future acquisitions.

If we do purchase additional businesses, it may negatively affect our earnings, at least in the short term.  Any future goodwill may be impaired and recognized as a charge against earnings.  Further, we cannot guarantee that any future acquisition will generate the earnings or cash flow we anticipate.  In connection with any future acquisitions, unexpected liabilities might arise and the planned benefits may not be realized.  Any or all of these actions could materially adversely affect our financial position and/or stock price.

WE WILL INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH REPORTING AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

Upon the effectiveness of this Registration Statement, the Company will incur significant costs associated with public company reporting requirements, costs associated with accounting requirements and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase the legal and financial compliance costs of the Company and to make some activities more time consuming and costly. The Company estimates that the annual costs of compliance with public company reporting requirements at approximately $20,000. The Company may not be able to absorb these costs of being a public company which will negatively affect our business operations.

WE MAY NOT SUCCEED IN ACQUIRING AND SELLING RIGHTS TO FILMS AND PROGRAMMING WHICH COULD PREVENT US FROM GENERATING REVENUES.

The central component of our business plan involves acquiring the distribution rights to television programming for distribution across multiple markets and formats. If we are unable to acquire and/or distribute such programming, we will be unable generate revenues. Our ability to successfully implement our business plan will depend largely on the efforts of our sole officer and director, any marketing personnel we may engage and the appropriateness of our acquisition and marketing approaches. To achieve success, we expect to incur substantial expenses in acquisition of rights and distribution of programming over the next twelve months.

IF THE COMPANY IS UNABLE TO ACQUIRE DISTRIBUTION RIGHTS TO THE SPECIALTY FILMS WHICH MEET THE EXPECTATIONS OF CUSTOMERS, THAT COULD SLOW OR HALT SALES WHICH WOULD PRECLUDE THE COMPANY FROM GENERATING REVENUES.

The ability of the Company to successfully distribute rights to the specialty films it intends to acquire depends on the films meeting the expectations of customers. If, for any reason, the programming we provide fails to meet their expectations, our reputation could suffer substantial harm, which could prevent us from attracting customers, distributing additional programming and prevent us from successfully developing our Company’s business plan.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY ON THE BASIS OF PRODUCT QUALITY AND PRICE WITH LARGER COMPANIES THAT HAVE SUBSTANTIALLY GREATER RESOURCES AND LARGER DISTRIBUTION NETWORKS, WE MAY BE UNABLE TO GAIN OR MAINTAIN A MARKET SHARE, IN WHICH CASE OUR SALES MAY NOT GROW AND OUR PROFITABILITY MAY BE ADVERSELY AFFECTED.

We expect the market for our products to be competitive.  Films and media programming is distributed by a large number of large and well-known companies and an increasing number of smaller companies  We believe that our ability to compete will depend upon the quality of our product and pricing. The ability to compete effectively depends on our ability to differentiate our product and our ability to identify and respond to changing customer needs. We expect competition in our markets both from large established companies and from smaller companies who may have competitive products.  Prospective competitors may have economic and other resources substantially greater than ours and may be well established as distributors in the media market. There is no assurance that our competitors will not substantially increase resources devoted to the development and marketing of products competitive with our anticipated products. The successful implementation of such a strategy by one or more of our competitors could materially and adversely affect us.

THE LACK OF PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF SECURITIES LAWS.

Sieg Badke, our President and sole Director, lacks public company experience, which could impair our ability to comply with legal and regulatory requirements to which the Company will be subject. Mr. Badke has never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal and state securities laws and making required disclosures on a timely basis. Mr. Badke may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a public company would be in jeopardy which would likewise jeopardize your investment in our Company.

OUR SECURITY HOLDERS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR SECURITIES DUE TO STATE “BLUE SKY” LAWS.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

RISKS RELATING TO OUR COMMON STOCK

THERE IS NO LIQUIDITY. IT SUCH EVENT IT MAY BE DIFFICULT TO SELL YOUR SHARES.

There can be no assurance that we will be successful at developing a public market for our Common Stock. The OTCBB and similar quotation services are often characterized by low trading volumes, and price volatility, which may make it difficult for an investor to sell our Common Stock on acceptable terms.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF COMMON STOCK, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of Common Stock.  As of the date of this annual report we had 6,900,000 shares of Common Stock outstanding. Accordingly, we may issue up to an additional 93,100,000 shares of common stock. The future issuance of Common Stock may result in substantial dilution in the percentage of Common Stock held by our then existing stockholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares of Common Stock held by our investors, and might have an adverse effect on any trading market for our Common Stock.

CERTAIN COMPANY ACTIONS AND THE INTERESTS OF STOCKHOLDERS MAY DIFFER.

The voting control of the Company could discourage others from initiating a potential merger, takeover or another change-of-control transaction that could be beneficial to stockholders.  As a result, the value of stock could be harmed.  Purchasers should be aware that a single stockholder who is our sole officer and director beneficially owns 59.42% of the Company’s issued and outstanding Common Stock.

BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH IS SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

If our Common Stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common Stock, which in all likelihood would make it difficult for our stockholders to sell their Common Stock.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our Common Stock and may affect your ability to resell the Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTY

We do not have ownership or leasehold interest in any property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our shares of common stock were quoted on the OTC Bulletin Board during the year ended February 29, 2012.

Holders of our common stock

We had 30 shareholders of record as at the date of this annual report.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any "affiliated purchaser," of shares or other units of any class of the our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

Table 1

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Nil	Nil	Nil	Nil	Nil

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Plan of Operations

The Company plans to commence business operations by obtaining distribution rights for television programming and specialty films such as reality television and extreme sports programming for reproduction and distribution across multiple markets and formats in the US and worldwide.

There are typically two methods of acquiring distribution rights to films and programming. The Company may acquire distribution rights (a) through distribution agreements or (b) by an outright purchase of the distribution rights.  If the Company acquired distribution rights through a distribution agreement, the Company would enter into distribution agreements with the owners of programming and receive a portion of the revenue generated by the programming. Distribution agreements typically provide for the payment of a percentage of revenue. The percentage of revenue to be paid to film distributors generally ranges from 25% to 85% of the revenues generated by the film or television program.

Alternatively, the Company could make an outright purchase of distribution rights to films or programming. The cost of purchasing the distribution rights outright can vary significantly depending on the following:

1.

Exclusive or non-exclusivity of the distribution agreement;

2.

The length of time of the distribution agreement;

3.

The region or regions of the world covered by the distribution agreement;

4.

The grade of the film or television programs (A,B or C grade*); and

5.

Production cost of the films or television program.

*"A" grade films are critically acclaimed box office films that would play in major theaters, subsequently be released to DVD, HBO, Pay Per View and movie channels and at a later date be sold to cable TV for movie programming.

"B" grade films are full length films which receive low to average critical ratings that are released directly to HBO, DVD sales, Pay Per View, second-tier theaters or sold directly to cable TV without a run in first-tier theaters.

"C" grade films are low budget, often short films, which receive poor ratings from critics and constitute filler-type content sold to outlets such as cable stations.

Our ability to obtain distribution rights to films and television programming is dependent upon the supply of such programming in the marketplace and the pricing of films within our budget. On the other hand, our ability to sell distribution rights to films and television programming is dependent upon the demand for such programming at the time the Company has such programming available for sale and the prices which broadcasters and stations are willing to pay for such programming. The supply of and demand for programming are factors which are beyond the control of the Company. Availability and demand for programming are also factors which are subject to rapid change largely in response to consumer preferences and seasonality. The business environment in which the Company operates is, therefore, inherently unpredictable.

To date, the Company has not acquired any film distribution rights and has not yet identified any specific sources from which it may obtain such rights. Initially, the Company’s planned operations consist of acquiring the distribution rights to films and/or television programs which we expect to be achieved by Sieg Badke, our President, contacting his network of distributors, producers and brokers who promote and distribute film products of directors and producers worldwide, inquiring about the availability of distribution right to films and television programs.  Mr. Badke has developed his network of film industry participants through his 26 years in the film industry in Canada and the US serving North American and European markets.

There are four revenue generating models. These models are:

1.

Outright sale of a film for a specific amount of usage time. The outright sale model minimizes risk by fixing the profit but, at the same time, limits opportunity to maximize revenue.

2.

Sharing revenue generated by the film for a specified amount of usage time. This model maximizes risk as revenue from the film is not assured but, at the same time, increases the opportunity to maximize revenue. This model is appealing to purchasers as their risk is virtually eliminated. This model is ideally suited for films that are placed with the right customer and venue, along with films that have a strong track record in their country of origin and are highly rated.

3.

Minimum rental rate applied with a percentage of the revenue on the film once it reaches a specified amount of revenue. This minimizes risk to both the seller and purchaser.

4.

Acting purely as an agent for the producer of a film and making a percentage of the seller’s revenue regardless of the method of billing.

The revenue models would apply to satellite and cable broadcasters and pay per view channels.

Our primary goal is to acquire the distribution rights to five films or television programs which we anticipate will generate revenues ranging from $250,000 to $1,000,000 annually. We estimate the cost to acquire the distribution rights to five films or television programs, associated with achieving our first goal, to range between $150,000 and $800,000. We anticipate the administrative cost of achieving this goal to be $10,000 consisting of communication and travel costs, as our President is donating his services to us. Our timetable for achieving this primary goal is twelve months from the date of this annual report. The Company would need additional funds to realize this objective, however, and presently has no such financing plans in place. Achieving this primary goal would, therefore, be subject to the Company’s ability to secure financing.

After we achieve our first goal, we will commence efforts toward our second goal.  Our second goal as part of our primary business plan is to acquire the distribution rights to an additional ten films or television programs which we anticipate will generate revenues ranging from $500,000 to $2,000,000 annually. We estimate that this second goal is achievable within twenty four months from the date of this annual report, assuming sufficient financing is available. The Company currently has no such financing plans in place. We estimate the cost to acquire the distribution rights to ten films or television programs, associated with achieving our second goal, to range between $300,000 and $1,600,000, subject to the variables discussed above. We anticipate the administrative cost of achieving this goal to be $25,000 consisting of communication and travel costs as our President would be donating his services to us.

Our ongoing goal as part of our primary business plan, after achieving our second goal, would be to acquire the distribution rights to no less than fifty films or television programs per year which we anticipate would generate revenues ranging from $1,250,000 to $5,000,000 annually. We estimate the cost to acquire the distribution rights to such films or television programs, associated with achieving this goal, to range between $750,000 and $4,000,000, subject to the variables discussed above. We anticipate the administrative cost of achieving this goal to be $150,000 consisting of communication, travel and compensation paid to our President.

Secondary Business Plan

The Company’s primary focus will be to acquire distribution rights to films or television programming as discussed above. Because of the Company’s limited capital, however, as its secondary business plan, should suitable opportunities become available, the Company would consider two other avenues of generating revenue: (1) revenue-sharing arrangements and (2) acquiring distribution networks.

Revenue-Sharing Arrangements

The Company will assess the possibility of developing revenue-sharing arrangements with existing companies in a similar space through which it would buy and sell rights to distribute multiple productions within the reality television and extreme sports genre.  In a revenue-sharing arrangement, one or more parties would purchase a film (the “Owners”) and another party or parties (the “Distributor”) would distribute the film or programming by means such as cable pay-per-view or DVDs. Revenues generated through revenue-sharing arrangements are divided between the Owner and the Distributor on an agreed-upon percentage basis. The Company could presumably enter into revenue-sharing arrangements, if they became available, at a cost lower than would be required for acquiring distribution rights of its own. The Company knows of no such revenue-sharing arrangements available at the present time. The Company’s primary focus will be pursuing the purchase of distribution rights as described above in “Primary Business Plan,” not actively pursuing revenue-sharing arrangements.  However, in view of the Company’s limited capital, it would consider revenue-sharing arrangements if any such opportunities should arise in the discretion of management.

Acquisition of Distribution Networks

The Company may also consider the acquisition of existing distribution networks and/or companies owning distribution networks, subject to the availability of funding. Distribution networks would consist of the identity of and information about customers who acquire films and television programming for distribution. If the Company is successful in its primary goal of acquiring distribution rights to films and television programming, it will develop its own distribution network over time. The Company could also acquire distribution networks from other companies that have already developed such channels or acquire companies that own such distribution networks. The Company’s acquisition of distribution networks, if they became available, might be a method of growing the Company’s business at a quicker pace than could be achieved by building its own distribution network. The Company knows of no such distribution networks available at the present time. The Company’s primary focus will be pursuing the purchase of distribution rights as described above in “Primary Business Plan,” and it will not actively pursue the acquisition of distribution networks.  However, in view of the Company’s limited capital, it would consider the acquisition of distribution networks or companies owning distribution networks if any such opportunities should arise.

Our President intends to contact his network of film industry participants to market the films and television programs acquired, based on his personal experience in this industry. His initial focus will be on the re-broadcast industry consisting primarily of cable and satellite television broadcasters. In addition, our President intends to join organizations and attend conferences and trade shows relevant to our target market of re-broadcasters. Participation in such events is expected to include attendance, sponsorship and displays.

We do not intend to hire employees at this time. We will initially rely on the services of Mr. Badke, our sole officer and director, to develop and implement the Company’s business plan. We will retain independent contractors as needed to manage the operations of the Company on an as-needed basis.

If we are unable to implement our business plan because of insufficient funding, we will cease activities until we raise more money. If we are unable to obtain funds, we will cease activities. If we cease activities, we have no plans for any other business activity.

Over the next twelve months we expect to require $50,000 in financing to commence our planned operations. Our current cash resources are insufficient to finance our planned expenditures. To successfully commence our planned operations we will need to raise additional financing. We anticipate raising the funds through the public and/or private sale of our common stock or bank financing. The Company has no third party financing commitments, and our ability to raise financing in the equity markets are uncertain as the equity markets, in recent years, have been depressed especially for start-up companies like ourselves. Mr. Sieg Badke, the Company’s sole officer and director, has indicated that he would be willing to consider lending funds to the Company on an interim basis if an opportunity arose for which the Company had no available funds from any other source. There is no firm commitment for any such loan and no agreement between the Company and Mr. Badke for such a loan.

Results of Operations for the Fiscal Year Ended February 29, 2012

We earned revenues of $Nil (2010: $ Nil) during the fiscal year ended February 29, 2012.

We incurred operating expenses in the amount of $35,072 (2011 - $917) for the fiscal year ended February 29, 2012.  These operating expenses were comprised of general and administrative expenses of $35,072 (2010 - $917).

Our net loss in fiscal 2012 was $34,155 higher than in fiscal 2011 primarily due to the filing of the Company’s S-1 registration statement with the SEC that resulted in higher professional fees.

We have not attained profitable operations and are dependent upon obtaining financing to execute our business plan.  For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of February 29, 2012 we had $15,144 in cash, $15,144 in total assets, $2,133 in total liabilities and an accumulated deficit of $35,989.

From our inception on September 23, 2010 until February 29, 2012 we used net cash of $33,856 in operations, generated cash of $49,000 from financing activities and had no cash flows from investing activities.

We are dependent on funds raised through equity financing. Since our inception on September 23, 2010 we have raised proceeds of $49,000 in cash from the sale of our common stock.

Over the next twelve months we expect to require $50,000 in financing to commence our planned operations. Our current cash resources are insufficient to finance our planned expenditures. To successfully commence our planned operations we will need to raise additional financing. We anticipate raising the funds through the public and/or private sale of our common stock or bank financing. The Company has no third party financing commitments, and our ability to raise financing in the equity markets are uncertain as the equity markets, in recent years, have been depressed especially for start-up companies like ourselves. Mr. Sieg Badke, the Company’s sole officer and director, has indicated that he would be willing to consider lending funds to the Company on an interim basis if an opportunity arose for which the Company had no available funds from any other source. There is no firm commitment for any such loan and no agreement between the Company and Mr. Badke for such a loan.

We do not have any credit facilities or other commitments for debt or equity financing.  No assurances can be given that advances when needed will be available.  We need funding to undertake our operations at our current level. Private capital, if sought, will be sought from private and institutional investors.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.  If a market for our shares ever develops, of which there can be no assurances, we will use shares to compensate employees/consultants and independent contractors wherever possible.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate certain persons and/or firms providing services to us or with whom we do business, although there can be no assurances that we will be successful in any of those efforts.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASTRA VENTURES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FEBRUARY 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Astra Ventures, Inc.

(A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying balance sheets of Astra Ventures, Inc. (the “Company”) as of February 29, 2012 and February 28, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from September 23, 2010 (Inception) through February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astra Ventures, Inc. as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the years then ended and for the period from September 23, 2010 (Inception) through February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s absence of revenue, recurring losses from operations, and its need for additional financing to its projected future losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

May 21, 2012

ASTRA VENTURES, INC. (A Development Stage Company) BALANCE SHEETS

	February 29, 2012 - $ -	February 28, 2011 - $ -

ASSETS
Current assets
Cash	15,144	48,083
Total current assets	15,144	48,083
Total assets	15,144	48,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	2,133	-
Total current liabilities	2,133	-
Total liabilities	2,133	-

Commitments

STOCKHOLDERS’ EQUITY
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and Outstanding:
6,900,000 common shares (February 28, 2011 - 6,900,000)	6,900	6,900
Additional paid in capital	42,100	42,100
Deficit accumulated during the development stage	(35,989)	(917)
Total stockholders’ equity	13,011	48,083
Total liabilities and stockholders’ equity	15,144	48,083

- See accompany notes to financial statements -

ASTRA VENTURES, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS

	Year ended February 29, 2012 - $ -	Year ended February 28, 2011 - $ -	Period from September 23, 2010 (Inception) to February 29, 2012 - $ -

Expenses
General and administrative	35,072	917	35,989
Net loss	35,072	917	35,989

Basic and diluted loss per share	(0.01)	(0.00)

Weighted average number of common shares outstanding	6,900,000	2,660,759

- See accompany notes to financial statements –

ASTRA VENTURES, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS

	Year ended February 29, 2012 - $ -	Year ended February 28, 2011 - $ -	Period from September 23, 2010 (Inception) to February 29, 2012 - $ -

Cash Flows Used In Operating Activities
Net loss	(35,072)	(917)	(35,989)
Change in accounts payable	2,133	-	2,133
Cash flow used in operations	(32,939)	(917)	(33,856)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	49,000	49,000
Cash flow provided by financing activities	-	49,000	49,000

Increase (decrease) In Cash	(32,939)	48,083	15,144

Cash, beginning of period	48,083	-	-
Cash, end of period	15,144	48,083	15,144

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See accompany notes to financial statements -

ASTRA VENTURES, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM SEPTEMBER 23, 2010 (INCEPTION) TO FEBRUARY 29, 2012

	COMMON STOCK
	Number of shares	Amount	Additional paid in Capital	Deficit accumulated during Development Stage	Total
Balance, September 23, 2010	-	$ -	$ -	$ -	$ -
Common stock issued for cash	6,900,000	6,900	42,100	-	49,000
Net loss	-	-	-	(917)	(917)
Balance, February 28, 2011	6,900,000	6,900	42,100	(917)	48,083
Net loss	-	-	-	(35,072)	(35,072)
Balance, February 29, 2012	6,900,000	6,900	42,100	(35,989)	13,011

- See accompany notes to financial statements –

ASTRA VENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Astra Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 23, 2010, and its year-end is the end of February. The Company is a development stage company and is currently seeking for new business opportunities.

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $35,989 at February 29, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of the equipment, deferred income tax amounts, rates and timing of the reversal of income tax differences.

Loss per common share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to the basic loss per share.

Comprehensive Loss

For all periods presented, the Company has no items that represent a comprehensive loss and, therefore, has not included a statement of comprehensive loss in these financial statements.

Income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company is required to compute tax asset benefits for net operating losses carried forward.  The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Stock-based compensation

The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Foreign Currency Translation

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial conditions.

NOTE 3 - INCOME TAXES

As of February 29, 2012, the Company has estimated tax loss carry forwards for tax purpose of approximately $36,000, which expire by 2031. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of theses losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below (rounded to 000’s):

	2012	2011
Net operating loss	$ 35,000	$ 900
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	12,000	300
Change in valuation allowance	(12,000)	(300)
Net refundable amount	-	-

	2012	2011
Deferred tax asset attributed to:
Net operating loss	12,300	300
Less: valuation allowance	(12,300)	(300)
Net deferred tax asset	$ -	$ -

The Company has not filed income tax returns since inception in the United States. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosure. Upon filing there could be penalties an interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplemental information associated with foreign ownership, debt and equity position. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated, through the date these financial statements were available to be issued, subsequent events for potential recognition and disclosure in the financial statements and has determined there are none to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2012 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon his evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Internal Controls over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Currently, Management and Board review are being utilized to mitigate the risk of material misstatement in financial reporting, and also to ensure that existing internal controls remain effective. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of February 29, 2012.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

NAME	AGE	POSITION
Sieg L. Badke	59	President, Treasurer, Secretary and Director

Sieg Badke has served as our President, Treasurer and Secretary since the inception of the Company.  He is also the sole director of the Company. Mr. Badke has been involved in the film distribution and production industry for approximately 26 years.  From 1983 to 1987 Mr. Badke was employed by Cevax Corporation in Vancouver, BC, a marketer of video rental racks to the convenience store market.  From 1983 to 1987 Mr. Badke was Operations Manager of Cevax, managing facilities in Vancouver, Seattle, Calgary and Toronto.  From 1987 to 1991 Mr. Badke served as Cevax Vice President, Distribution, Purchasing and Merchandising, during which time he opened divisions in seven locations. From 1992 to 2009 Mr. Badke was Executive Vice President and General Manager of Video Update Canada Inc./Movie Gallery in Richmond, BC, a major Canadian retailer of video movies and game formats which was the third largest video retailer in Canada.  During this time Mr. Badke was the senior operating executive responsible for site operations, purchasing and procurement and distribution. From 2009 to 2010 Mr. Badke was General Manager of Gold’s Gym in Langley, BC, the flagship facility of a major health and fitness provider. Mr. Badke has also been involved with a post-production and film distribution company in Los Angeles, California which provided film content on a wholesale basis to both US and European markets.

 Directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended February 29, 2012 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Sieg Badke	0	0	0
(President and Director)

Corporate Governance

We operate with one director: Sieg Badke. We do not have a standing Nominating, Compensation or Audit Committee.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended February 29, 2012.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Sieg Badke	President	2012 & 2011	0	0		0	0	0	0

ITEM 11: EXECUTIVE COMPENSATION

We have not paid any compensation to any of our directors, officers and management since our incorporation.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at November 25, 2011 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

	Name and address	Beneficial	Percent
Title of Class	of beneficial owner	ownership	of class

Common Stock	Sieg Badke	4,100,000	59.42%
	President
	and Director

Common Stock	All Officers	4,100,000	59.42%
	and Directors

The percent of class is based on 6,900,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the years ended February 29, 2012 and February 28, 2011, the aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the quarterly reviews and annual audit of our financial statements included in our quarterly reports on Form 10Q and our annual report on Form 10-K were approximately:

	Year Ended February 29, 2012	Year Ended February 28, 2011
Audit Fees and Audit Related Fees	$ 9,650	$ 5,500
Income Tax Fees	Nil	Nil
All Other Fees	$2,600	$2,140
Total	$12,250	$ 7,640

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification Statement pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  filed as an exhibit to our registration statement on Form S-1 dated December 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astra Ventures, Inc.

By: /s/ Sieg Badke

President and Director

Date: May 16, 2012

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Sieg Badke

President and Director

Date: May 16, 2012