Form 10-Q
period 2012-05-31
Astra Ventures, Inc.
filed 2012-07-11
CIK 1519955

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-173949

ASTRA VENTURES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	7822	99-0361962
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]  No [  ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at July 5, 2012 was 6,900,000.

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

PART I.

Item 1. Financial Statements.

ASTRA VENTURES, INC. (A Development Stage Company) BALANCE SHEETS

	May 31, 2012 - $ -	February 29, 2012 - $ -
	(Unaudited)
ASSETS
Current assets
Cash	12,293	15,144
Total current assets	12,293	15,144
Total assets	12,293	15,144

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	5,725	2,133
Total current liabilities	5,725	2,133
Total liabilities	5,725	2,133

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares	6,900	6,900
Additional paid in capital	42,100	42,100
Deficit accumulated during the development stage	(42,432)	(35,989)
Total stockholders’ equity	6,568	13,011
Total liabilities and stockholders’ equity	12,293	15,144

See accompanying note to financial statements

ASTRA VENTURES, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS Three months ended May 31, 2012 and 2011 and Period from September 23, 2010 (Inception) to May 31, 2012 (UNAUDITED)

	Three months ended May 31, 2012 - $ -	Three months ended May 31, 2011 - $ -	Period from September 23, 2010 (Inception) to May 31, 2012 - $ -
Expenses
General and administrative	6,443	3,741	42,432
Net loss	(6,443)	(3,741)	(42,432)
Basic and diluted loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	6,900,000	6,900,000

See accompanying note to financial statements

ASTRA VENTURES, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS Three months ended May 31, 2012 and 2011 and Period from September 23, 2010 (Inception) through May 31, 2012 (UNAUDITED)

	Three months ended May 31, 2012 - $ -	Three months ended May 31, 2011 - $ -	Period from September 23, 2010 (Inception) through May 31, 2012 - $ -
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(6,443)	(3,741)	(42,432)
Change in accounts payable	3,592		5,725
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,851)	(3,741)	(36,707)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	49,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	49,000
NET INCREASE (DECREASE) IN CASH	(2,851)	(3,741)	12,293
Cash, beginning of period	15,144	48,083	-
Cash, end of period	12,293	44,342	12,293

Supplemental cash flow information:
Cash paid for:
Interest paid	-	-	-
Taxes paid	-	-	-

See accompanying note to financial statements

ASTRA VENTURES, INC NOTE TO FINANCIAL STATEMENTS (A Development Stage Company) May 31, 2012 (UNAUDITED)

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Astra Ventures, Inc. ("Astra" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012, as reported in the Form 10K, have been omitted.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

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

Results of Operations

Three-Month Periods Ended May 31, 2012 and 2011

We did not earn any revenues during the three-month period ended May 31, 2012 (three month period ended May 31, 2011: $Nil).

We incurred operating expenses in the amount of $6,443 for the three-month period ended May 31, 2012 (three month period ended May 31, 2011: $3,741). These operating expenses comprised of general and administration expenses.

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

We will incur ongoing expenses associated with professional fees for accounting, legal, and a host of other expenses for annual reports and proxy statements.  We estimate that these costs will range up to $30,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business.  We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling obligations and compensate certain independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended May 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits

(a)  The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Balance Sheets as of May 31, 2012 (Unaudited) and February 29, 2012 (Audited).

Statements of Operations for the three month periods ended May 31, 2012 and 2011. (Unaudited)

Statements of Cash Flows for the three month periods ended May 31, 2012 and 2011. (Unaudited)

Notes to Financial Statements (Unaudited)

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

(b)  Reports filed on Form 8-K during the quarter ended May 31, 2012:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 5, 2012	ASTRA VENTURES INC. (Registrant)

/s/ Sieg Badke
By: Sieg Badke
Title: President and Chief Executive Officer

/s/ Sieg Badke
By: Sieg Badke
Chief Financial Officer