Form 10-Q
period 2012-08-31
Astra Ventures, Inc.
filed 2012-10-15
CIK 1519955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-173949

ASTRA VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	7822	99-0361962
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

10/F, Building B, No. 329 Tianyaoqiao Road
Xuhui District, Shanghai, P.R. China

(Address of principal executive offices)

 011-8621-3363-3050 ext. 763

(Registrant’s telephone number, including area code)

3090 Gordonvale Street
Thunder Bay, Ontario P7K 1B8, Canada

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at October 12, 2012 was 6,900,000.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this quarterly report on Form 10-Q (“Form 10-Q”), other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.  Such risks may include, among others, the following: national and local general economic and market conditions; our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

PART I.

Item 1.  Financial Statements.

ASTRA VENTURES, INC. (A Development Stage Company) BALANCE SHEETS

	August 31, 2012 (Unaudited) - $ -	February 29, 2012 - $ -

ASSETS
Current assets
Cash	-	15,144
Total current assets	-	15,144
Total assets	-	15,144

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Bank indebtedness	2,741	-
Accounts payable	1,067	2,133
Total current liabilities	3,808	2,133
Total liabilities	3,808	2,133

Stockholders’ equity (deficit)
Common stock: par value of $0.001; 100,000,000 shares authorized; 6,900,000 shares issued and outstanding	6,900	6,900
Additional paid in capital	42,100	42,100
Deficit accumulated during the development stage	(52,808)	(35,989)
Total stockholders’ equity (deficit)	(3,808)	13,011
Total liabilities and stockholders’ equity (deficit)	-	15,144

– See Accompanying Notes –

ASTRA VENTURES, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended August 31, 2012 - $ -	Three months ended August 31, 2011 - $ -	Six months ended August 31, 2012 - $ -	Six months ended August 31, 2011 - $ -	Period from September 23, 2010 (Inception) to August 31, 2012 - $ -

Expenses
General and administrative	10,376	6,426	16,819	10,167	52,808
Net loss	10,376	6,426	16,819	10,167	52,808

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000

– See Accompanying Notes –

ASTRA VENTURES, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended August 31, 2012 - $ -	Six months ended August 31, 2011 - $ -	Period from September 23, 2010 (Inception) to August 31, 2012 - $ -

Cash Flows Used In Operating Activities
Net loss	(16,819)	(10,167)	(52,808)
Change in accounts payable	1,675	-	3,808
CASH FLOWS USED IN OPERATING ACTIVITIES	(15,144)	(10,167)	(49,000)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	-	49,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	49,000

Increase (Decrease) In Cash	(15,144)	(10,167)	-

Cash, beginning of period	15,144	48,083	-
Cash, end of period	-	37,916	-

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

ASTRA VENTURES, INC.
(A Development Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012
(Unaudited)

1.             BASIS OF PRESENTATION

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

2.            CHANGE IN CONTROL

On August 22, 2012, Formula One Investments Limited, a British Virgin Islands company acquired, in two private stock sale transactions, an aggregate 4,200,000 shares of our common stock, representing 60.87% of our issued and outstanding shares as of August 22, 2012.

Effective August 22, 2012, (a) Sieg Badke resigned as the Company’s sole director, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Vice President; (b) Jesse Hahn resigned as the Company’s Secretary; (c) Mao Zhao, was appointed as the Chief Executive Officer and Director to serve until her successor has been duly appointed or qualified or his earlier death, resignation or removal; (d) Chau To Chan was appointed as President and Chairman of the Board of Directors to serve until his successor has been duly appointed or qualified or his earlier death, resignation or removal; (e) Qinzhen Li was appointed as Chief Financial Officer, Treasurer and Secretary of the Company to serve until her successor has been duly appointed or qualified or his earlier death, resignation or removal; and (f) Yong Li was appointed as a director to serve until his successor has been duly appointed or qualified or his earlier death, resignation or removal.

Item 2.   Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of our company.  It should be read in conjunction with the financial statements and accompanying notes.

Plan of Operation

Our Company was originally incorporated on September 23, 2010 in the State of Nevada.  We originally planned to commence business operations by obtaining distribution rights for television programming and specialty films such as reality television and extreme sports programming for reproduction and distribution across multiple markets and formats in the United States and worldwide.  However, in connection with the change of control transaction that closed on August 22, 2012 and which is more fully described below under the section below titled “Change of Control,” we appointed a new executive management team and changed our planned business operations.

We now intend to start operating a trading business, leveraging our executive management’s extensive experience in the trading of oil, fuel and other petroleum products.  We are in the process of forming a wholly owned subsidiary trading company in Hong Kong through which we plan to engage in trading petroleum and petrochemical products.  We plan to commence our trading operations within the next three months.  Our business office will be located in Hong Kong and we may also set up sales offices in China in the future.  Our suppliers will be mainly from sources based in the Middle East and our targeted customers will be buyers from mainland China, Hong Kong and Asia.  We plan to finance our trading business through bank financings and private loans.

We also intend to explore investment opportunities mainly in energy-related projects.  We anticipate raising funds for these investments through public or private equity or debt financings and bank loans.

We have not yet started operations or generated or realized any revenues from business operations.  Our auditors have issued a going concern opinion based on our prior business operations.  This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital.  We do not expect to generate any revenue until we commence operations under our new business plan.  Accordingly, we must raise cash from other sources.  We currently have no arrangements in place for additional financing.  Our success or failure will be initially determined by the availability of additional financing and thereafter by our success in implementing our business plan.

Our current cash resources are insufficient to finance our planned expenditures.  To successfully commence our planned operations we will need to raise additional financing.  We anticipate raising the funds through either private loans, the public and/or private sale of our common stock or bank financing.  We have no third party financing commitments, and our ability to raise financing in the equity markets are uncertain as the equity markets, in recent years, have been depressed especially for start-up companies.

Change of Control

On August 22, 2012, Formula One Investments Limited, a British Virgin Islands company (“Formula One”) acquired in private stock sale transactions an aggregate 4,200,000 shares (the “Shares”) of the Company’s common stock (the “Common Stock”).   Pursuant to a Securities Purchase Agreement dated August 22, 2012 that Formula One entered into with Sieg Badke (the “Purchase Agreement”), who prior to the Closing Date was the majority shareholder and the sole director and executive officer of the Company, Formula One acquired 4,000,000 shares of the Company’s Common Stock from Mr. Badke.  Formula One also entered into a separate Stock Purchase Agreement dated August 22, 2012 through which it acquired an additional 200,000 shares of the Company’s Common Stock.  Following the closing of these private stock sale transactions and the change in control, Formula One owned an aggregate 4,200,000 shares of the Company’s Common Stock, representing 60.87% of the issued and outstanding the Company’s Common Stock as of August 22, 2012 (the “Closing Date”).

In accordance with the Purchase Agreement, effective upon the Closing Date: (a) Sieg Badke resigned as the Company’s sole director, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Vice President; (b) Jesse Hahn resigned as the Company’s Secretary; (c) Mao Zhao, was appointed as the Chief Executive Officer and Director to serve until her successor has been duly appointed or qualified or his earlier death, resignation or removal; (d) Chau To Chan was appointed as President and Chairman of the Board of Directors to serve until his successor has been duly appointed or qualified or his earlier death, resignation or removal; (e) Qinzhen Li was appointed as Chief Financial Officer, Treasurer and Secretary of the Company to serve until her successor has been duly appointed or qualified or his earlier death, resignation or removal; and (f) Yong Li was appointed as a director to serve until his successor has been duly appointed or qualified or his earlier death, resignation or removal.

Results of Operations

Three-Month Periods Ended August 31, 2012 and 2011

We did not earn any revenues during the three-month periods ended August 31, 2012 and August 31, 2011.

We incurred operating expenses in the amount of $10,376 for the three-month period ended August 31, 2012 as compared to $6,426 for the three-month period ended August 31, 2011.  These operating expenses comprised of general and administrative expenses.

Six-Month Periods Ended August 31, 2012 and 2011

We did not earn any revenues during the six-month periods ended August 31, 2012 and August 31, 2011.

We incurred operating expenses in the amount of $16,819 for the six-month period ended August 31, 2012 as compared to $10,167 for the six-month period ended August 31, 2011.  These operating expenses comprised of general and administrative expenses.

Liquidity and Capital Resources

We currently do not have any credit facilities or other commitments for debt or equity financing.  No assurances can be given that advances when needed will be available.  We need additional funding to undertake our operations.  Private capital, if sought, will be sought from private and institutional investors.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.  If a market for our shares ever develops, of which there can be no assurances, we will use shares to compensate employees/consultants and independent contractors wherever possible.

We will incur ongoing expenses associated with professional fees for accounting, legal, and a host of other expenses in connection with the required filings with the SEC that are associated with being a public company.  We estimate that these costs will be approximately $100,000 per year for the next few years and will be higher if we commence operations under our new business plan and our business activity increases.  These obligations will reduce our ability and resources to fund other aspects of our business.  We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling obligations and compensate certain independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls

As of August 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Conclusions

Based upon their evaluation of our disclosure controls and procedures as of August 31, 2012, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended August 31, 2012.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

(a)             The following documents are filed as part of this Report:

  (1)           Financial statements filed as part of this Report:

Balance Sheets as of August 31, 2012 (Unaudited) and February 29, 2012 (Audited).

Statements of Operations for the three month and six month periods ended August 31, 2012 and 2011. (Unaudited)

Statements of Cash Flows for the six month periods ended August 31, 2012 and 2011. (Unaudited)

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

(b)           Reports filed on Form 8-K during the quarter ended August 31, 2012:     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2012	ASTRA VENTURES, INC.
(Registrant)

	By:	/s/ Mao Zhao
	Name:	Mao Zhao
	Title:	Chief Executive Officer

	By:	/s/ Qinzhen Li
	Name:	Qinzhen Li
	Title:	Chief Financial Officer