Form 10-Q/A
period 2012-08-31
Astra Ventures, Inc.
filed 2012-10-22
CIK 1519955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Astra Ventures, Inc.’s (the “Registrant”) Quarterly Report on Form 10-Q for the period ended August 31, 2012, which was filed with the Securities and Exchange Commission on October 15, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL).

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosure made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.         Exhibits

(a)         The following documents are filed as part of this Report:

(2)         Exhibits filed as part of this Report:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
_____________________________________________

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**	Previously filed as an exhibit to the Form 10-Q for the period ending August 31, 2012, as filed with the Securities and Exchange Commission on October 15, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 22, 2012	ASTRA VENTURES, INC.
(Registrant)

	By:	/s/ Mao Zhao
	Name:	Mao Zhao
	Title:	Chief Executive Officer

	By:	/s/ Qinzhen Li
	Name:	Qinzhen Li
	Title:	Chief Financial Officer