Form 10-Q
period 2012-11-30
Astra Ventures, Inc.
filed 2013-01-14
CIK 1519955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2012

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at January 11, 2013 was 6,900,000.

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

PART I.

Item 1.  Financial Statements.

ASTRA VENTURES, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2012

ASTRA VENTURES, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	November 30, 2012 (Unaudited) - $ -	February 28, 2012 - $ -

ASSETS
Current assets
Cash	3,500	15,144
Total current assets	3,500	15,144
Total assets	3,500	15,144

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	-	2,133
Shareholder advances	14,930	-
Total current liabilities	14,930	2,133
Total liabilities	14,930	2,133

STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
100,000,000 common shares with a par value of $0.001
6,900,000 common shares issued and outstanding	6,900	6,900
Additional paid in capital	42,100	42,100
Deficit accumulated during the development stage	(60,430)	(35,989)
Total stockholders’ equity (deficit)	(11,430)	13,011
Total liabilities and stockholders’ equity (deficit)	3,500	15,144

– See Accompanying Notes –

ASTRA VENTURES, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended November 30, 2012 - $ -	Three months ended November 30, 2011 - $ -	Nine months ended November 30, 2012 - $ -	Nine months ended November 30, 2011 - $ -	Period from September 23, 2010 (Inception) to November 30, 2012 - $ -

Expenses
General and administrative	7,622	13,531	24,441	23,698	60,430
Net loss	(7,622)	(13,531)	(24,441)	(23,698)	(60,430)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000

– See Accompanying Notes –

ASTRA VENTURES, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended November 30, 2012 - $ -	Nine months ended November 30, 2011 - $ -	Period from September 23, 2010 (Inception) to November 30, 2012 - $ -

Cash Flows From Operating Activities
Net loss	(24,441)	(23,698)	(60,430)
Net change in non-cash working capital balances:
Change in accounts payable	(2,133)	-	-
Cash flows used in operations	(26,574)	(23,698)	(60,430)

Cash Flows From Financing Activities
Shareholder advances	14,930	-	14,930
Proceeds from sale of common stock	-	-	49,000
Cash flows provided by financing activities	14,930	-	63,930

Increase (Decrease) In Cash	(11,644)	(23,698)	3,500

Cash, beginning of period	15,144	48,083	-
Cash, end of period	3,500	24,385	3,500

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

– See Accompanying Notes –

ASTRA VENTURES, INC.
(A Development Stage Company)
NOTE TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Astra Ventures, Inc. ("Astra" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012, as reported in the Form 10-K, have been omitted.

The consolidated financial statements include the accounts of the company’s wholly owned subsidiary, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”). All intercompany transactions, if any, are eliminated upon consolidations.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or related parties and/or issuance of common shares.

2.             RELATED PARTY TRANSACTIONS

Shareholder advances represent advances made to us by our majority shareholder, Sino Ocean Fuel Holdings Limited (formerly known as Formula One Investments Limited), for working capital purposes amounting to $14,930 at November 30, 2012.  These advances are non-interest bearing, due upon demand and are unsecured.

3.             CHANGE OF CONTROL

On August 22, 2012, Sino Ocean Fuel Holdings Limited (formerly known as “Formula One Investments Limited”), a British Virgin Islands company acquired, in two private stock sale transactions, an aggregate 4,200,000 shares of our common stock, representing 60.87% of our issued and outstanding shares as of August 22, 2012.

Effective August 22, 2012, (a) Sieg Badke resigned as the Company’s sole director, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Vice President; (b) Jesse Hahn resigned as the Company’s Secretary; (c) Mao Zhao, was appointed as the Chief Executive Officer and Director to serve until her successor has been duly appointed or qualified or her earlier death, resignation or removal; (d) Chau To Chan was appointed as President and Chairman of the Board of Directors to serve until his successor has been duly appointed or qualified or his earlier death, resignation or removal; (e) Qinzhen Li was appointed as Chief Financial Officer, Treasurer and Secretary of the Company to serve until her successor has been duly appointed or qualified or her earlier death, resignation or removal; and (f) Yong Li was appointed as a director to serve until his successor has been duly appointed or qualified or his earlier death, resignation or removal.

4.             SUBSIDIARY

Effective October 17, 2012, the Company formed China Ocean as a wholly owned subsidiary.  China Ocean has no operations, assets or liabilities as of November 30, 2012.

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

We now intend to start operating a trading business, leveraging our executive management’s extensive experience in the trading of oil, fuel and other petroleum products.  On October 17, 2012, we completed the formation of our new wholly owned subsidiary trading company, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”), in Hong Kong through which we plan to engage in trading petroleum and petrochemical products.  Our management team is currently setting up China Ocean’s management system and internal controls and we plan to commence our trading operations through China Ocean within the next three months.  Our business office will be located in Hong Kong and we may also set up sales offices in China in the future.  Our suppliers will be mainly from sources based in the Middle East and our targeted customers will be buyers from mainland China, Hong Kong and Asia.  We plan to finance our trading business through bank financings and private loans.

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

Change of Control

On August 22, 2012, Sino Ocean Fuel Holdings Limited (formerly known as “Formula One Investments Limited”), a British Virgin Islands company (“Sino Ocean”) acquired in private stock sale transactions an aggregate 4,200,000 shares (the “Shares”) of the Company’s common stock (the “Common Stock”).   Pursuant to a Securities Purchase Agreement dated August 22, 2012 that Sino Ocean entered into with Sieg Badke (the “Purchase Agreement”), who prior to the Closing Date was the majority shareholder and the sole director and executive officer of the Company, Sino Ocean acquired 4,000,000 shares of the Company’s Common Stock from Mr. Badke.  Sino Ocean also entered into a separate Stock Purchase Agreement dated August 22, 2012 through which it acquired an additional 200,000 shares of the Company’s Common Stock.  Following the closing of these private stock sale transactions and the change in control, Sino Ocean owned an aggregate 4,200,000 shares of the Company’s Common Stock, representing 60.87% of the issued and outstanding the Company’s Common Stock as of August 22, 2012 (the “Closing Date”).

In accordance with the Purchase Agreement, effective upon the Closing Date: (a) Sieg Badke resigned as the Company’s sole director, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Vice President; (b) Jesse Hahn resigned as the Company’s Secretary; (c) Mao Zhao, was appointed as the Chief Executive Officer and Director to serve until her successor has been duly appointed or qualified or her earlier death, resignation or removal; (d) Chau To Chan was appointed as President and Chairman of the Board of Directors to serve until his successor has been duly appointed or qualified or his earlier death, resignation or removal; (e) Qinzhen Li was appointed as Chief Financial Officer, Treasurer and Secretary of the Company to serve until her successor has been duly appointed or qualified or her earlier death, resignation or removal; and (f) Yong Li was appointed as a director to serve until his successor has been duly appointed or qualified or his earlier death, resignation or removal.

Results of Operations

Three-Month Periods Ended November 30, 2012 and 2011

We did not earn any revenues during the three-month periods ended November 30, 2012 and November 30, 2011.

We incurred operating expenses in the amount of $7,622 for the three-month period ended November 30, 2012 as compared to $13,531 for the three-month period ended November 30, 2011.  These operating expenses comprised of general and administrative expenses.

Nine-Month Periods Ended November, 2012 and 2011

We did not earn any revenues during the nine-month periods ended November 30, 2012 and November 30, 2011.

We incurred operating expenses in the amount of $24,441 for the nine-month period ended November 30, 2012 as compared to $23,698 for the nine-month period ended November 30, 2011.  These operating expenses comprised of general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities for the nine-month period ended November 30, 2012 was attributable to a net loss of $24,441 and decrease in accounts payable of $2,133.  Net cash used in operating activities for the nine months ended November 30, 2011 was primarily attributable to a net loss of $23,698.

Net cash provided by financing activities was $14,930 for the nine months ended November 30, 2012 and was attributable to advances from related parties, whereas there was no cash flow from financing activities for the nine months ended November 30, 2011.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls

As of November 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Conclusions

Based upon their evaluation of our disclosure controls and procedures as of November 30, 2012, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended November 30, 2012.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)           The following documents are filed as part of this Report:

(1)           Financial statements filed as part of this Report:

Balance Sheets as of November 30, 2012 (Unaudited) and February 29, 2012 (Audited).

Statements of Operations for the three month and nine month periods ended November 30, 2012 and 2011 and the Period from September 23, 2010 (Inception) to November 30, 2012. (Unaudited)

Statements of Cash Flows for the nine month periods ended November 30, 2012 and 2011 and the Period from September 23, 2010 (Inception) to November 30, 2012. (Unaudited)

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

Date: January 14, 2013	ASTRA VENTURES, INC.
(Registrant)

	By:	/s/ Mao Zhao
	Name:	Mao Zhao
	Title:	Chief Executive Officer

	By:	/s/ Qinzhen Li
	Name:	Qinzhen Li
	Title:	Chief Financial Officer