Form 10-K
period 2013-02-28
Astra Ventures, Inc.
filed 2013-05-29
CIK 1519955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-173949

ASTRA VENTURES, INC.
(Name of small business issuer in its charter)

Nevada	99-0361962
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

10/F, Building B, No. 329 Tianyaoqiao Road
Xuhui District, Shanghai, P.R. China 200030
 (Address of principal executive offices)

 011-8621-3363-3050 ext. 763
Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which
each class is to be registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. **
Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,000 as of May 24, 2013 based on the price at which the common equity was originally sold.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of common stock as at May 24, 2013

** The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934, but is not required to file such reports under such sections.

Forward-Looking Statements

This annual report on Form 10-K (“Annual Report”) contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.  The following discussion should be read in conjunction with the financial statements and the related notes thereto included in this Annual Report.

As used in this Annual Report, the terms “we”, “us”, “our” and “the Company” refer collectively to Astra Ventures, Inc. and its wholly-owned subsidiary, China Ocean Fuel Oil (USA) Co., Ltd., unless otherwise indicated.

PART I

ITEM 1:  BUSINESS

Corporate Overview

Our Company was originally incorporated on September 23, 2010 in the State of Nevada.  We originally planned to commence business operations by obtaining distribution rights for television programming and specialty films such as reality television and extreme sports programming for reproduction and distribution across multiple markets and formats in the United States and worldwide.  However, in connection with the change of control transaction that closed on August 22, 2012 and which transaction is more fully described below under the section below titled “Change of Control,” we appointed a new executive management team and changed our planned business operations.

We now intend to start operating a trading business, leveraging our executive management’s extensive experience in the trading of oil, fuel and other petroleum and petrochemical products.  On October 17, 2012, we completed the formation of our wholly-owned subsidiary, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”), in Hong Kong through which we plan to engage in trading petroleum and petrochemical products.  Our management team is currently setting up China Ocean’s management system and internal controls and we plan to commence our trading operations through China Ocean.  Our business office will be located in Hong Kong and we may also set up sales offices in China in the future.  Our suppliers will be mainly from sources based in the Middle East and our targeted customers will be buyers from mainland China, Hong Kong and Asia.  We plan to finance our trading business through bank financings and private loans.

We also intend to explore other investment opportunities.  We anticipate raising funds for these investments through public or private equity or debt financings and bank loans.

Change of Control

On August 22, 2012, Sino Ocean Fuel Holdings Limited (formerly known as “Formula One Investments Limited”), a British Virgin Islands company (“Sino Ocean”) acquired in private stock sale transactions an aggregate 4,200,000 shares (the “Shares”) of the Company’s common stock (the “Common Stock”) from Sieg Badke, who prior to the Closing Date was the majority shareholder and the sole director and executive officer of the Company, and from other former individual stockholders of the Company, through which Sino Ocean acquired an additional 200,000 shares of the Company’s Common Stock.  Following the closing of these private stock sale transactions and the change in control, Sino Ocean owned an aggregate 4,200,000 shares of the Company’s Common Stock, representing 60.87% of the issued and outstanding the Company’s Common Stock as of August 22, 2012 (the “Closing Date”).

In accordance with the purchase agreement for the private stock sale transaction with Mr. Badke, effective upon the Closing Date: (a) Sieg Badke resigned as the Company’s sole director, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Vice President; (b) Jesse Hahn resigned as the Company’s Secretary; (c) Mao Zhao, was appointed as the Chief Executive Officer and Director; (d) Chau To Chan was appointed as President and Chairman of the Board of Directors; (e) Qinzhen Li was appointed as Chief Financial Officer, Treasurer and Secretary of the Company; and (f) Yong Li was appointed as a member of the Board of Directors.

Employees

We have no employees as of the date of this Annual Report other than our executive officers.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

On October 17, 2012, the Company formed China Ocean Fuel Oil (USA) Co., Limited, a Hong Kong limited company (“China Ocean”), as a wholly owned subsidiary.  The Company plans to use China Ocean for its petroleum and petrochemical trading operations.

Patents, Copyrights and Trademarks

We do not own, either legally or beneficially, any trademarks, copyrights or patents.

Reports to Security Holders

We file reports and other information with the SEC.  This Annual Report, historical information about our company and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549.  Copies of such materials, including copies of any portion of this Annual Report, can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC’s home page on the Internet (http://www.sec.gov).

ITEM 1A: RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTY

We currently do not have ownership or a leasehold interest in any property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 27, 2012, our shares of common stock were approved for trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the ticker symbol "AAVC”.  As of the date of filing of this Annual Report, there has been no active trading of our securities, and, therefore, no high and low bid pricing.  Trading in stocks quoted on the OTCBB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

Holders of our common stock

We had 7 shareholders of record as of the date of this Annual Report.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Plan of Operations

The Company plans to commence business operations through its wholly-owned subsidiary China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”), a Hong Kong limited company, through which we plan to engage in trading petroleum and petrochemical products.   On October 17, 2012, we completed the formation of China Ocean and our management team is currently setting up China Ocean’s management system and internal controls.  Our business office will be located in Hong Kong and we may also set up sales offices in China in the future.  Our suppliers will be mainly from sources based in the Middle East and our targeted customers will be buyers from mainland China, Hong Kong and Asia.  We plan to finance our trading business through bank financings and private loans.

We currently do not have any employees at this time other than our executive officers, who are in process of planning and developing our business operations.  When we fully commence our trading business, we plan to hire additional employees and we may also retain independent contractors to assist us in operating and managing our business operations on an as-needed basis.

We have not yet fully started operations or generated or realized any revenues from business operations.  Our auditors have issued a going concern opinion based on our current minimal business operations.  This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital.  We do not expect to generate any revenue until we commence operations under our new business plan.  Accordingly, we must raise cash from other sources.  We currently have no arrangements in place for additional financing.  Our success or failure will be initially determined by the availability of additional financing and thereafter by our success in implementing our business plan.

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

Results of Operations

Fiscal Years Ended February 28, 2013 and February 29, 2012

We earned no revenues during the fiscal years ended February 28, 2013 and February 29, 2012.

We incurred operating expenses in the amount of $32,877 for the year ended February 28, 2013 as compared to $35,072 for the year ended February 29, 2012.  These operating expenses comprised of general and administrative expenses, including fees paid for legal and professional services.

We have not fully commenced business operations and are dependent upon obtaining financing to execute our business plan.  For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of February 28, 2013, we had $25,064 in cash, $25,064 in total assets, $44,930 in total liabilities and an accumulated deficit of $68,866.

From our inception on September 23, 2010 until February 28, 2013, we used net cash of $68,866 in operations, generated cash of $93,930 from financing activities and had no cash flows from investing activities.

We are currently dependent on funds raised through shareholder advances from our majority shareholder, Sino Ocean.  Since our inception on September 23, 2010, we have raised proceeds of $49,000 in cash from the sale of our common stock, and we have received a total of $44,930 in advances from Sino Ocean for working capital purposes.

Over the next twelve months, we expect to require $100,000 in financing to commence our planned operations.  Our current cash resources are insufficient to finance our planned expenditures.  To successfully commence our planned operations we will need to raise additional financing. We anticipate raising the funds through the public and/or private sale of our common stock or bank financing. The Company has no third party financing commitments, and our ability to raise financing in the equity markets are uncertain as the equity markets, in recent years, have been depressed especially for start-up companies like ourselves.  Our majority shareholder, Sino Ocean, has indicated that it will continue lending funds to the Company on an interim basis if an opportunity arose for which the Company had no available funds from any other source.  However, there is no firm commitment for any such loan and no agreement between the Company and Sino Ocean for such a loan.

We do not have any credit facilities or other commitments for debt or equity financing.  No assurances can be given that advances when needed will be available.  We need funding to commence and undertake our planned business operations.  We may raise funds through the public or private sale of our securities.  Private capital, if sought, will be sought from private and institutional investors.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.  If a market for our shares develops, we hope to be able to use non-cash means to settle our obligations and compensate certain persons and/or firms providing services to us or with whom we do business, although there can be no assurances that we will be successful in any of those efforts.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended February 28, 2013 and February 29, 2012, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Astra Ventures, Inc.
Shanghai, China

We have audited the accompanying balance sheets of Astra Ventures, Inc. (the “Company”) as of February 28, 2013 and February 29, 2012, and the related statements of operations, stockholder’s equity (deficit), and cash flows for each of the years then ended and period from September 23, 2010 (Inception) through February 28, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astra Ventures, Inc. as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for the years then ended and period from September 23, 2010 (Inception) through February 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
May 13, 2013

ASTRA VENTURES, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED FEBRUARY 28, 2013

ASTRA VENTURES, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
	February 28, 2013 - $ -	February 29, 2012 - $ -

ASSETS
Current
Cash	25,064	15,144
Total current assets	25,064	15,144
Total assets	25,064	15,144

LIABILITIES
Current
Accounts payable	-	2,133
Shareholder advances	44,930	-
Total current liabilities	44,930	2,133
Total liabilities	44,930	2,133

STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and Outstanding:
6,900,000 common shares	6,900	6,900
Additional paid in capital	42,100	42,100
Deficit accumulated during the development stage	(68,866)	(35,989)
Total stockholders’ equity (deficit)	(19,866)	13,011
Total liabilities and stockholders’ equity (deficit)	25,064	15,144

– See Accompanying Notes –

ASTRA VENTURES, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended February 28, 2013 - $ -	Year ended February 29, 2012 - $ -	Period from September 23, 2010 (Inception) to February 28, 2013 - $ -

Expenses
General and administrative	32,877	35,072	68,866
Net loss	(32,877)	(35,072)	(68,866)

Basic and diluted loss per share	(0.00)	(0.01)

Weighted average number of common shares outstanding	6,900,000	6,900,000

– See Accompanying Notes –

ASTRA VENTURES, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended February 28, 2013 - $ -	Year ended February 29, 2012 - $ -	Period from September 23, 2010 (Inception) to February 28, 2013 - $ -

Cash Flows From Operating Activities
Net loss	(32,877)	(35,072)	(68,866)
Net change in non-cash working capital balances:
Change in accounts payable	(2,133)	2,133	-
Cash flows used in operations	(35,010)	(32,939)	(68,866)

Cash Flows From Financing Activities
Shareholder advances	44,930	-	44,930
Proceeds from sale of common stock	-	-	49,000
Cash flows provided by financing activities	44,930	-	93,930

Increase (Decrease) In Cash	9,920	(32,939)	25,064

Cash, beginning of period	15,144	48,083	-
Cash, end of period	25,064	15,144	25,064

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes –

ASTRA VENTURES, INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM SEPTEMBER 23, 2010 (INCEPTION) TO FEBRUARY 28, 2013
	COMMON STOCK		Additional	Deficit accumulated
	Number of shares	Amount	paid in Capital	during Development Stage	Total
Balance, September 23, 2010	-	$-	$-	$-	$-
Common stock issued for cash	6,900,000	6,900	42,100	-	49,000
Net loss	-	-	-	(917)	(917)
Balance, February 28, 2011	6,900,000	6,900	42,100	(917)	48,083
Net loss	-	-	-	(35,072)	(35,072)
Balance, February 29, 2012	6,900,000	6,900	42,100	(35,989)	13,011
Net loss	-	-	-	(32,877)	(32,877)
Balance, February 28, 2013	6,900,000	$6,900	$42,100	$(68,866)	$(19,866)

- See Accompanying Notes –

ASTRA VENTURES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Astra Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 23, 2010, and its year-end is February 28.  In connection with the change of control which occurred on August 22, 2012 that is described below, the Company has become a development stage company that intends to operate a trading business for oil, fuel and other petroleum products.  In connection with its planned business operations, the Company formed a wholly owned subsidiary, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”), in Hong Kong on October 17, 2012.  However, China Ocean had no operations, assets or liabilities as of February 28, 2013.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $68,866 at February 28, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement of its common stock or further shareholder loans as needed.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”). All intercompany transactions, if any, are eliminated upon consolidations.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less to be cash equivalents. The Company had no cash equivalents at February 28, 2013 or February 29, 2012, respectively.

Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources.  The actual results experienced by the Company may differ materially from the Company’s estimates.  To the extent there are material differences, future results may be affected.  Estimates used in preparing these consolidated financial statements include the carrying value of the equipment, deferred income tax amounts, rates and timing of the reversal of income tax differences.

Basic and diluted net income (loss) per common share

The Company computes net income (loss) per share in accordance with Financial Accounting Standards Codification (“ASC”) 260 “Earnings Per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to the basic loss per share.

Comprehensive Loss

For all periods presented, the Company has no items that represent a comprehensive loss and, therefore, has not included a statement of comprehensive loss in these financial statements.

Financial instruments

The fair value of the Company’s financial instruments consisting of cash, accounts payable, and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The Company operates in China and therefore is exposed to foreign exchange risk.  It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair value of financial instruments

The Company adopted ASC 820 “Fair Value Measurements”. ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of February 28, 2013 and February 29, 2012:

	Level 1	Level 2	Level 3
February 28, 2013	$-	$-	$-
February 29, 2012	$-	$-	$-

Income taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements.  The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid.  Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position.  For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial conditions.

NOTE 3 – RELATED PARTY TRANSACTIONS

Shareholder advances represent advances made to us by our majority shareholder, Sino Ocean Fuel Holdings Limited (formerly known as Formula One Investments Limited), for working capital purposes amounting to $44,930 at February 28, 2013.  These advances are non-interest bearing, due upon demand and are unsecured.

NOTE 4 – INCOME TAXES

As of February 28, 2013, the Company has estimated tax loss carry forwards for tax purpose of approximately $69,000, which expire beginning in 2031. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2013	2012
Net operating loss	33,000	35,000
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	11,000	12,000
Change in valuation allowance	(11,000)	(12,000)
Net refundable amount	-	-

	2013	2012
Deferred tax asset attributed to:
Net operating loss	23,300	12,300
Less: valuation allowance	(23,300)	(12,300)
Net deferred tax asset	-	-

NOTE 5 - SUBSIDIARY

Effective October 17, 2012, the Company formed China Ocean as a wholly owned subsidiary.  China Ocean had no operations, assets or liabilities as of February 28, 2013.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based upon their evaluation of our disclosure controls and procedures as of February 28, 2013, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our  management and directors; and (3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, our management concluded that as of February 28, 2013, and as of the date that the evaluation of the effectiveness of our internal control over financial reporting was completed, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment or Election
Mao Zhao	42	Chief Executive Officer and Director	August 22, 2012
Chau To Chan	37	President and Chairman of the Board	August 22, 2012
Qinzhen Li	37	Chief Financial Officer, Treasurer and Secretary	August 22, 2012
Yong Li	35	Director	August 22, 2012

Business Experience Descriptions

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years.

Mao Zhao (age 42) is our Chief Executive Officer and is also a Company director.  Ms. Zhao currently serves as the vice general manager of investment center of China CEFC Energy Company Limited (“CEFC”).  Prior to joining CEFC, Ms. Zhao was the Country Manager (China, South Africa & Japan) & Project Manager, Information & Communication Technology in International Operations at Fiat Group Automobiles S.p.A. from February 2008 to May 2012.  From January 1999 to December 2005, Ms. Zhao served as IT manager at Quicklogic Corporation, a semiconductor company based in Sunnyvale, California, which specialized in low power customizable semiconductor solutions for mobile products.  Her prior work experience also includes leading a special project in 2007 on market and investment research of the Chinese shipbuilding industry and evaluation of potential partnerships with influential Chinese shipbuilding companies, as part of the Corporate Strategy team at Fincantieri, a leading Italian shipbuilding company.  Ms. Zhao holds a Bachelor of Science degree in Management Information Systems from San Jose State University, San Jose, California and a Master’s degree in Business Administration with emphasis in Corporate Strategy from SDA Bocconi, School of Management, Milan, Italy.

Chau To Chan (age 37) is our President and is the Chairman of our Board of Directors.  Mr. Chan is currently the Chief Executive Officer of China CEFC Energy Company Limited and he is also the Director of Formula One Investments Limited.  Mr. Chan received his bachelor’s degree in international accounting from the Finance and Economics College of Jimei University, Xiamen, Fujian Province, P.R. China.  Mr. Chan has been the Chief Executive Officer of China CEFC Energy Company Limited since 2006.

Qinzhen Li (age 37) is our Chief Financial Officer, Treasurer and Secretary.  Ms. Li is currently an operations analyst for SEI Investments Co., a leading global provider of outsourced asset management, investment processing, and investment operations solutions.  Ms. Li’s prior work experience includes serving as the Office Director for the administration office of Shanghai Shenqing Industrial Co., Ltd. from December 2005 through February 2007.  Ms. Li has also previously served as an accountant for the Administration Office for the People’s Congress in Rudong, Jiangsu Province, P.R. China from 1998 to 2003.  Ms. Li graduated from Temple University’s Fox School of Business with a bachelor’s degree in business administration in January 2012.  She also graduated with a Master’s degree in Business and Administration from the University of International Business & Economics in Beijing, P.R. China in May 2006.  Ms. Li also received a degree in Economics from Jiangsu Youth Management College, Nanjing, P.R. China in July 1998.  Ms. Qinzhen Li is the sister of Mr. Yong Li, who is a member of our board of directors.

Yong Li (age 35) is a member of our Board of Directors.  Mr. Li currently serves as General Manager, Investment Decision Committee of China CEFC Energy Company Limited.  Mr. Li has extensive experience in finance, investment banking and investment administration.  He was previously the Director of the Financing Department of Shanghai Qijun Investment and Development Co., Ltd. from June 2007 to September 2010.  From February 2007 to May 2007, he served as the Assistant General Manager performing investment administration and finance duties for the Gammastar Medical Group in Shanghai, P.R. China.  From May 2005 to January 2007, Mr. Li was the Senior Financing Manager in the Customer Financing Department of Huawei Technologies Co., Ltd., a leader in providing next generation telecommunications networks.  He also performed investment banking duties as the Senior Investment Manager for Shanghai Broadresources Investment Co., Ltd. from August 2004 to April 2005, and as Investment Manager for Shanghai Fudan Ystone Venture Capital Management from November 2002 to July 2004.  Mr. Li graduated from the City University London in the United Kingdom with a Master of Science degree in Insurance and Risk Management in 2002.  In 2000, Mr. Li received his Bachelor’s degree in English for Finance and Investment from the University of Shanghai for Science and Technology (joint program with Queen’s College, City University of New York).  Mr. Li is the brother of Ms. Qinzhen Li, the Company’s Chief Financial Officer, Treasurer and Secretary.

Family Relationships

Our Chief Financial Officer, Treasurer and Secretary, Ms. Qinzhen Li, and our Company director, Mr. Yong Li, are siblings.

Involvement in Certain Legal Proceedings

To our knowledge, none of our directors or executive officers has, during the past ten years:

(a)
Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(b)	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(c)
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(d)
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

(e)
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

(f)
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Section 16(A) Beneficial Ownership Reporting Compliance

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during 2012.

Audit Committee and Financial Expert

The Company is not a listed issuer and therefore is not required to have a separately designated standing audit committee, nor an audit committee financial expert.  Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  We currently do not have a financial expert serving on the Board of Directors.

Compensation Committee and Nominating Committee

We currently do not have a compensation committee or a nominating committee.  Determining compensation for our officers and directors will be done by our Board of Directors.  Nominations for election to our Board of Directors may be made by the Board of Directors or by any stockholder entitled to vote for the election of directors in accordance with our bylaws and Nevada law.

Code of Ethics

We have not adopted a formal Code of Ethics because we are still in the process of preparing for full business operations.  We plan to enact a code of ethics and will disclose it when it is approved by our Board of Directors.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information concerning compensation for each of our named executive officers for services in all capacities during our fiscal years ended February 29, 2012 and February 28, 2013:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mao Zhao,	2013	0	-	-	-	-	-	-		$0
Chief Executive Officer (1)	2012	N/A	-	-	-	-	-	-	$	N/A

Sieg Badke,	2013	0	-	-	-	-	-	-		$0
Former CEO, President & CFO (2)	2012	0	-	-	-	-	-	-		$0

Chau To Chan,	2013	0	-	-	-	-	-	-		$0
President & Board Chairman (3)	2012	N/A	-	-	-	-	-	-	$	N/A

Qinzhen Li,	2013	0	-	-	-	-	-	-		$0
CFO, Treasurer & Secretary (4)	2012	N/A	-	-	-	-	-	-	$	N/A
_______________________

(1)	Ms. Mao Zhao was appointed as our Chief Executive Officer on August 22, 2012.
(2)	Mr. Sieg Badke became the Company’s Chief Executive Officer, President and Treasurer on October 20, 2010, and he resigned from all of these positions on August 22, 2012.
(3)	Mr. Chau To Chan was appointed as our President and Chairman of the Board of Directors on August 22, 2012.
(4)	Ms. Qinzhen Li was appointed as our Chief Financial Officer, Treasurer and Secretary on August 22, 2012.

Outstanding Equity Awards

There are no unexercised options, stock that has not vested, or equity incentive plan awards for any of our named executive officers outstanding as of the end of our last completed fiscal year.

Retirement Plan

We currently have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Potential Payments upon Termination or Change-in-Control

We currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the registrant or a change in the named executive officer’s responsibilities, with respect to each named executive officer

Employment Agreements

We currently have no employment agreements, whether written or unwritten, with a named executive officer.

Director Compensation

Our current directors, Mr. Chau To Chan, Ms. Mao Zhao and Mr. Yong Li, were all appointed on August 22, 2012 and none of them received compensation for serving as our directors for the fiscal year ended February 28, 2013.  Our former director, Mr. Sieg Badke, who resigned as director on August 22, 2012, also did not receive any compensation for serving as our director during the fiscal year ended February 28, 2013.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of May 26, 2013, for each of the following persons:

            ●          each of our directors and each of the named executive officers;

            ●          all directors and named executive officers as a group; and

            ●          each person who is known by us to own beneficially 5% or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name.  Unless otherwise indicated, the address of each beneficial owner listed below is 10/F, Building B, No. 329 Tianyaoqiao Road Xuhui District, Shanghai, People’s Republic of China 200030.  The percentage beneficially owned set forth below is based on 6,900,000 shares of common stock outstanding on May 26, 2013.

Name and Position	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Shares of Common Stock Beneficially Owned (1)(2)
Chau To Chan, Chairman of the Board and President	4,200,000	(3)	60.87%
Mao Zhao, Chief Executive Officer and Director	600,000	(4)	8.7%
Qinzhen Li, Chief Financial Officer, Treasurer and Secretary	0		0%
Yong Li, Director	600,000	(4)	8.7%
All Executive Officers and Directors as a Group (4 persons)	4,800,000		69.57%
5% Stockholders:
Sino Ocean Fuel Holdings Limited	4,200,000	(3)	60.87%
Chung Hwa International Petroleum Limited	600,000	(4)	8.7%
Connectivity International Limited	600,000	(5)	8.7%
Knower Investments Limited	600,000	(5)	8.7%
SINO-US Energy Holdings Limited	600,000	(6)	8.7%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him, her or it.

(3)
The address of Sino Ocean Fuel Holdings Limited (formerly known as “Formula One Investments Limited” and hereinafter “Sino Ocean”) is 3/F, J & C Building, P.O. Box 362, Road Town, Tortola, British Virgin Islands, VG110.  Mr. Chau To Chan is the Director and majority shareholder of Sino Ocean, and as such, he is deemed to have or share voting and investment control over Sino Ocean’s portfolio.  The numbers of shares of common stock reported herein as beneficially owned by Mr. Chan are held by Sino Ocean, which Mr. Chan, in turn, owns indirectly through his ownership of Sino Ocean.

(4)
The address of Chung Hwa International Petroleum Limited (formerly known as Alpha Grand Investments Limited and hereinafter "CHIP") is 3/F, J & C Building, P.O. Box 362, Road Town, Tortola, British Virgin Islands, VG110.  Mr. Yong Li, our Company director, is also the director of CHIP.  The owners of CHIP include our Director Mr. Yong Li (95%) and our CEO and Director Ms. Mao Zhao (5%), and, as such they are deemed to have or share voting and investment control over CHIP’s portfolio.  The numbers of shares of common stock reported herein as beneficially owned by Mr. Li and Ms. Zhao are held by CHIP, which they, in turn, own indirectly through their respective ownership of CHIP.

(5)	The address of this shareholder is 3/F, J & C Building, P.O. Box 362, Road Town, Tortola, British Virgin Islands, VG110.

(6)	The address of SINO-US Energy Holdings Limited (formerly known as Alpha Green Investments Limited) is 3/F, J & C Building, P.O. Box 362, Road Town, Tortola, British Virgin Islands, VG110.

Securities authorized for issuance under equity compensation plans

We currently do not have any equity compensation plans or arrangements.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the fiscal year ended February 28, 2013, the Company received $44,930 in advances for working capital purposes from Sino Ocean, our majority shareholder, whose sole director and majority shareholder is Mr. Chau To Chan, our Company’s President and Chairman of the Board of Directors.  This balance is repayable on demand, unsecured and is non-interest bearing.

Our executive management is involved in other business activities and may, in the future become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

Director Independence

Currently, we have no independent directors.  Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;

●
the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the years ended February 29, 2013 and February 28, 2012, the aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the quarterly reviews and the annual audit of our financial statements included in our quarterly reports on Form 10-Q and our annual report on Form 10-K, respectively, were approximately:

	Year Ended February 28, 2013	Year Ended February 28, 2012
Audit Fees and Audit Related Fees	$10,075	$9,650
Income Tax Fees	Nil	Nil
All Other Fees	Nil	$2,600
Total	$10,075	$12,250

Pre-Approval Policies and Procedures

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  The independent auditors and management periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial statements filed as part of this annual report on Form 10-K:

Consolidated Balance Sheets as of February 28, 2013 and February 29, 2012.

Consolidated Statements of Operations for the fiscal years ended February 28, 2013 and February 29, 2012 and the Period from September 23, 2010 (Inception) to February 28, 2013.

Consolidated Statements of Cash Flows for the fiscal years ended February 28, 2013 and February 29, 2012 and the Period from September 23, 2010 (Inception) to February 28, 2013.

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from September 23, 2010 (Inception) to February 28, 2013.

Notes to Financial Statements.

(2)	Exhibits filed as part of this annual report on Form 10-K:

EXHIBIT LIST

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
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

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Company with the SEC on December 16, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRA VENTURES, INC.
(Registrant)

Date: May 29, 2013	By:	/s/ Mao Zhao
	Name:	Mao Zhao
	Title:	Chief Executive Officer

Date: May 29, 2013	By:	/s/ Qinzhen Li
	Name:	Qinzhen Li
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chau To Chan	Chairman of the Board of Directors and President	May 29, 2013
Chau To Chan

/s/ Mao Zhao	Chief Executive Officer and Director	May 29, 2013
Mao Zhao

/s/ Qinzhen Li	Chief Financial Officer, Treasurer & Secretary	May 29, 2013
Qinzhen Li

/s/ Yong Li	Director	May 29, 2013
Yong Li