Form 10-Q
period 2013-08-31
Astra Ventures, Inc.
filed 2013-10-15
CIK 1519955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2013

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at October 11, 2013 was 6,900,000.

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

PART I.

Item 1.  Financial Statements.

ASTRA VENTURES, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

ASTRA VENTURES, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 31, 2013 - $ -	February 28, 2013 - $ -
ASSETS
Current assets
Cash	4,731	25,064
Total current assets	4,731	25,064
Total assets	4,731	25,064

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	1,750	-
Due to related party	54,930	44,930
Total current liabilities	56,680	44,930
Total liabilities	56,680	44,930

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares	6,900	6,900
Additional paid in capital	42,100	42,100
Deficit accumulated during the development stage	(100,949)	(68,866)
Total stockholders’ equity (deficit)	(51,949)	(19,866)
Total liabilities and stockholders’ equity (deficit)	4,731	25,064

See accompanying notes to consolidated financial statements

ASTRA VENTURES, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended August 31, 2013 - $ -	Three months ended August 31, 2012 - $ -	Six months ended August 31, 2013 - $ -	Six months ended August 31, 2012 - $ -	Period from September 23, 2010 (Inception) to August 31, 2013 - $ -

Expenses
General and administrative	15,550	10,376	32,083	16,819	100,949
Net loss	15,550	10,376	32,083	16,819	100,949

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000

See accompanying notes to consolidated financial statements

ASTRA VENTURES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended August 31, 2013 and 2012
Period from September 23, 2010 (Inception) through August 31, 2013
(UNAUDITED)

	Six months ended August 31, 2013 - $ -	Six months ended August 31, 2012 - $ -	Period from September 23, 2010 (Inception) through August 31, 2013 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(32,083)	(16,819)	(100,949)
Change in accounts payable	1,750	1,675	1,750
CASH FLOWS USED IN OPERATING ACTIVITIES	(30,333)	(15,144)	(99,199)
CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances	10,000	-	54,930
Proceeds from sale of common stock	-	-	49,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,000	-	103,930
NET INCREASE (DECREASE) IN CASH	(20,333)	(15,144)	4,731
Cash, beginning of period	25,064	15,144	-
Cash, end of period	4,731	-	4,731

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-

See accompanying notes to consolidated financial statements

ASTRA VENTURES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (A Development Stage Company) August 31, 2013 (UNAUDITED)

1.             BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Astra Ventures, Inc. ("Astra" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year end 2013, as reported in the Form 10-K, have been omitted.

The consolidated financial statements include the accounts of the company’s wholly owned subsidiary, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”).  All intercompany transactions, if any, are eliminated upon consolidations.

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or related parties and/or issuance of common shares.

2.             RELATED PARTY TRANSACTIONS

Shareholder advances represent advances made to us by our majority shareholder, Sino Ocean Fuel Holdings Limited (formerly known as Formula One Investments Limited), for working capital purposes amounting to $54,930 at August 31, 2013.  These advances are non-interest bearing, due upon demand and are unsecured.

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

We now intend to start operating a trading business, leveraging our executive management’s extensive experience in the trading of oil, fuel and other petroleum products.  On October 17, 2012, we completed the formation of our new wholly owned subsidiary trading company, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”), in Hong Kong through which we plan to engage in trading petroleum and petrochemical products.  Our management team is currently engaging in business development and we plan to commence our trading operations through China Ocean.  Our business office will be located in Hong Kong and we may also set up sales offices in China in the future.  Our suppliers will be mainly from sources based in the Middle East and our targeted customers will be buyers from mainland China, Hong Kong and Asia.  We plan to finance our trading business through bank financings and private loans.

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

Results of Operations

Three-Month Periods Ended August 31, 2013 and 2012

We did not earn any revenues during the three-month periods ended August 31, 2013 and August 31, 2012.

We incurred operating expenses in the amount of $15,550 for the three-month period ended August 31, 2013 as compared to $10,376 for the three-month period ended August 31, 2012.  These operating expenses comprised of general and administrative expenses.

Six-Month Periods Ended August 31, 2013 and 2012

We did not earn any revenues during the six-month periods ended August 31, 2013 and August 31, 2012.

We incurred operating expenses in the amount of $32,083 for the six-month period ended August 31, 2013 as compared to $16,819 for the six-month period ended August 31, 2012.  These operating expenses comprised of general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities for the six-month period ended August 31, 2013 was primarily attributable to a net loss of $32,083 offset by an increase in accounts payable of $1,750.  Net cash used in operating activities for the six months ended August 31, 2012 was primarily attributable to a net loss of $16,819 and a decrease in accounts payable of $1,675.

From our inception on September 23, 2010 to August 31, 2013, we generated cash of $103,930 from financing activities and had no cash flows from investing activities.

We are currently dependent on funds raised through shareholder advances from our majority shareholder, Sino Ocean.  Since our inception on September 23, 2010, we have raised proceeds of $49,000 in cash from the sale of our common stock, and we have received a total of $54,930 in advances from Sino Ocean for working capital purposes.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls

As of August 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Limitations on the Effectiveness of Controls

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

Conclusions

Based upon their evaluation of our disclosure controls and procedures as of August 31, 2013, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended August 31, 2013.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)           The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(i)	Consolidated Balance Sheets as of August 31, 2013 and February 28, 2013 (Unaudited);

(ii)	Consolidated Statements of Operations for the three months and six months ended August 31, 2013 and 2012 and the Period from September 23, 2010 (Inception) to August 31, 2013 (Unaudited);

(iii)	Consolidated Statements of Cash Flows for the six months ended August 31, 2013 and 2012 and the Period from September 23, 2010 (Inception) to August 31, 2013. (Unaudited);

(iv)	Notes to Consolidated Financial Statements (Unaudited)

(2)	Exhibits filed as part of this Report:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
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

Date: October 15, 2013	ASTRA VENTURES, INC.
(Registrant)

	By:	/s/ Mao Zhao
	Name:	Mao Zhao
	Title:	Chief Executive Officer

	By:	/s/ Qinzhen Li
	Name:	Qinzhen Li
	Title:	Chief Financial Officer