Form 10-Q
period 2013-11-30
CEFC GLOBAL STRATEGIC HOLDINGS, INC.
filed 2014-01-14
CIK 1519955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-173949

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	7822	99-0361962
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

111 Xing Guo Road, D8
Xu Hui District, Shanghai, P.R. China

(Address of principal executive offices)

 011-8621-5856-5351

(Registrant’s telephone number, including area code)

ASTRA VENTURES, INC.

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at January 10, 2014 was 6,900,000.

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

PART I.

Item 1.  Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(FORMERLY ASTRA VENTURES, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2013	February 28, 2013
	-$-	-$-

ASSETS
Current assets
Cash	30,000	25,064
Total assets	30,000	25,064

LIABILITIES

Current liabilities
Accounts payable	17,066	-
Due to related party	84,930	44,930
Total current liabilities	101,996	44,930

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares as of November 30, 2013 and February 28, 2013.	6,900	6,900
Additional paid in capital	42,100	42,100
Deficit accumulated during the development stage	(120,996)	(68,866)
Total stockholders’ deficit	(71,996)	(19,866)
Total liabilities and stockholders’ deficit	30,000	25,064

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(FORMERLY ASTRA VENTURES, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended November 30, 2013 -$-	Three months ended November 30, 2012 -$-	Nine months ended November 30, 2013 -$-	Nine months ended November 30, 2012 -$-	Period from September 23, 2010 (inception) to November 30, 2013 -$-
OPERATING EXPENSES
General and administrative	20,047	7,622	52,130	24,441	120,996
NET LOSS	(20,047)	(7,622)	(52,130)	(24,441)	(120,996)

Basic And Diluted Loss Per Share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	6,900,000	6,900,000	6,900,000	6,900,000

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(FORMERLY ASTRA VENTURES, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended November 30, 2013 and 2012 And Period from September 23, 2010 (Inception) through November 30, 2013
(Unaudited)
	Nine months ended November 30, 2013 - $ -	Nine months ended November 30, 2012 - $ -	Period from September 23, 2010 (Inception) through November 30, 2013 - $ -
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(52,130)	(24,441)	(120,996)
Change in accounts payable	17,066	(2,133)	17,066
CASH FLOWS USED IN OPERATING ACTIVITIES	(35,064)	(26,574)	(103,930)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	40,000	14,930	84,930
Proceeds from sale of common stock	-	-	49,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	40,000	14,930	133,930
NET CHANGE IN CASH	4,936	(11,644)	30,000
Cash, beginning of period	25,064	15,144	-
Cash, end of period	30,000	3,500	30,000

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(FORMERLY ASTRA VENTURES, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013
(Unaudited)

1.             BASIS OF PRESENTATION

On December 10, 2013, the registrant’s name changed from Astra Ventures, Inc. to “CEFC Global Strategic Holdings, Inc.”  To effect the name change, we filed a Certificate of Amendment with the Nevada Secretary of State which became effective on December 10, 2013.  The name change pursuant to the Certificate of Amendment was approved by our board of directors and by holders of a majority of the issued and outstanding shares of the Company’s common stock.  The name change became effective on the Over-the-Counter Bulletin Board, where the registrant’s common stock is quoted for trading, at the open of business on December 10, 2013, under the new stock symbol “CGSH.”

The accompanying unaudited interim financial statements of CEFC Global Strategic Holdings, Inc., formerly known as Astra Ventures, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2013, as reported in the Form 10-K, have been omitted.

The consolidated financial statements include the accounts of the company’s wholly owned subsidiary, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”).  All intercompany transactions, if any, are eliminated upon consolidations.

Going Concern

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

2.             RELATED PARTY TRANSACTIONS

Shareholder advances represent advances made to us by our majority shareholder, Sino Ocean Fuel Holdings Limited (formerly known as Formula One Investments Limited), for working capital purposes amounting to $84,930 at November 30, 2013.  These advances are non-interest bearing, due upon demand and are unsecured.

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

Change of Control

On August 22, 2012, Sino Ocean Fuel Holdings Limited (formerly known as “Formula One Investments Limited”), a British Virgin Islands company (“Sino Ocean”) acquired in private stock sale transactions an aggregate 4,200,000 shares (the “Shares”) of the Company’s common stock (the “Common Stock”) from Sieg Badke, who prior to the Closing Date was the majority shareholder and the sole director and executive officer of the Company, and from other former individual stockholders of the Company, through which Sino Ocean acquired an additional 200,000 shares of the Company’s Common Stock.  Following the closing of these private stock sale transactions and the change in control, Sino Ocean owned an aggregate 4,200,000 shares of the Company’s Common Stock, representing 60.87% of the issued and outstanding the Company’s Common Stock as of August 22, 2012 (the “Closing Date”).   In connection with the change of control, effective upon the Closing Date: (a) Sieg Badke resigned as the Company’s sole director, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Vice President; (b) Jesse Hahn resigned as the Company’s Secretary; (c) Mao Zhao, was appointed as the Chief Executive Officer and Director; (d) Chau To Chan was appointed as President and Chairman of the Board of Directors; (e) Qinzhen Li was appointed as Chief Financial Officer, Treasurer and Secretary of the Company; and (f) Yong Li was appointed as a member of the Board of Directors.

Change of Name

On December 10, 2013, the registrant’s name changed from Astra Ventures, Inc. to “CEFC Global Strategic Holdings, Inc.”  To effect the name change, we filed a Certificate of Amendment with the Nevada Secretary of State which became effective on December 10, 2013.  The name change pursuant to the Certificate of Amendment was approved by our board of directors and by holders of a majority of the issued and outstanding shares of the Company’s common stock.  The name change became effective on the Over-the-Counter Bulletin Board, where the registrant’s common stock is quoted for trading, at the open of business on December 10, 2013, under the new stock symbol “CGSH.”

Item 2.   Management’s Discussion and Analysis or Plan of Operations - Continued

Results of Operations

Three-Month Periods Ended November 30, 2013 and 2012

We did not earn any revenues during the three-month periods ended November 30, 2013 and 2012.

We incurred operating expenses in the amount of $20,047 for the three-month period ended November 30, 2013 as compared to $7,622 for the three-month period ended November 30, 2012.  These operating expenses comprised of general and administrative expenses.

Nine-Month Periods Ended November 30, 2013 and 2012

We did not earn any revenues during the nine-month periods ended November 30, 2013 and 2012.

We incurred operating expenses in the amount of $52,130 for the nine-month period ended November 30, 2013 as compared to $24,441 for the nine-month period ended November 30, 2012. These operating expenses comprised of general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities for the nine-month period ended November 30, 2013 was primarily attributable to a net loss of $52,130, offset by an increase in accounts payable of $17,066. Net cash used in operating activities for the nine months ended November 30, 2012 was primarily attributable to a net loss of $24,441 and a decrease in accounts payable of $2,133.

From our inception on September 23, 2010 to November 30, 2013, the cash used in operating activities was $103,930 and we generated cash of $133,930 from financing activities and had no cash flows from investing activities.

We are currently dependent on funds raised through shareholder advances from our majority shareholder, Sino Ocean.  Since our inception on September 23, 2010, we have raised proceeds of $49,000 in cash from the sale of our common stock, and we have received a total of $84,930 in advances from Sino Ocean for working capital purposes.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls

As of November 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Conclusions

Based upon their evaluation of our disclosure controls and procedures as of November 30, 2013, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended November 30, 2013.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)           The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(i)	Consolidated Balance Sheets as of November 30, 2013 (Unaudited); and February 28, 2013

(ii)	Consolidated Statements of Operations for the three months and nine months ended November 30, 2013 and 2012 and the Period from September 23, 2010 (Inception) to November 30, 2013 (Unaudited);

(iii)	Consolidated Statements of Cash Flows for the nine months ended November 30, 2013 and 2012 and the Period from September 23, 2010 (Inception) to November 30, 2013. (Unaudited);

(iv)	Notes to Consolidated Financial Statements (Unaudited)

(2)	Exhibits filed as part of this Report:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
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

Date: January 14, 2014	CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(Registrant)

	By:	/s/ Mao Zhao
	Name:	Mao Zhao
	Title:	Chief Executive Officer

	By:	/s/ Qinzhen Li
	Name:	Qinzhen Li
	Title:	Chief Financial Officer