Form 10-K
period 2014-02-28
CEFC GLOBAL STRATEGIC HOLDINGS, INC.
filed 2014-06-02
CIK 1519955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-173949

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	99-0361962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Xing Guo Road, D8
Xuhui District, Shanghai, P.R. China 200030

 (Address of principal executive offices and zip code)

011-8621-5856-5351

Registrant’s telephone number

Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,000 based on the price at which the common equity was originally sold.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of common stock as of May 28, 2014.

** The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934, but is not required to file such reports under such sections.

i

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

As used in this Annual Report, the terms “we”, “us”, “our” and “the Company” refer collectively to CEFC Global Strategic Holdings, Inc. and its wholly-owned subsidiary, China Ocean Fuel Oil (USA) Co., Ltd., unless otherwise indicated.

ii

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

Change of Name

On December 10, 2013, the Company’s name changed from Astra Ventures, Inc. to “CEFC Global Strategic Holdings, Inc.”  To effect the name change, we filed a Certificate of Amendment with the Nevada Secretary of State which became effective on December 10, 2013.  The name change pursuant to the Certificate of Amendment was approved by our board of directors and by holders of a majority of the issued and outstanding shares of the Company’s common stock.  The name change became effective on the Over-the-Counter Bulletin Board, where the registrant’s common stock is quoted for trading, at the open of business on December 10, 2013, under the new stock symbol “CGSH.”

Appointment of new Chief Executive Officer and Director

Ms. Mao Zhao resigned as the Company’s Chief Executive Officer, effective on March 18, 2014.  However, Ms. Zhao remains as a member of the Company’s board of directors.  Effective on March 18, 2014, the Company’s board of directors appointed Mr. Yadong Liu (“Mr. Liu”) as the Company’s new Chief Executive Officer to replace Ms. Zhao.  In addition, Mr. Liu was also appointed as a new member of the Company’s board of directors.  The Company’s board of directors approved an increase in the authorized number of directors from three to four on March 18, 2014 in conjunction with the appointment of Mr. Liu as a new member of the board of directors.

Director Resignation

Effective on May 28, 2014, Ms. Mao Zhao resigned as a member of the Company’s board of directors.

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

Market Information

On February 27, 2012, our shares of common stock were approved for trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the ticker symbol "AAVC”.  As described more fully above under Part I, Item I (Business) under the section titled “Change of Name” on December 10, 2013, our ticker symbol was changed to “CGSH” in connection with our corporate name change to CEFC Global Strategic Holdings, Inc.  As of the date of filing of this Annual Report, there has been no active trading of our securities, and, therefore, no high and low bid pricing.  Trading in stocks quoted on the OTCBB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

Holders of our common stock

We currently have 7 shareholders of record as of the date of this Annual Report.

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

Results of Operations

Fiscal Years Ended February 28, 2014 and 2013

We earned no revenues during the fiscal years ended February 28, 2014 and 2013.

We incurred operating expenses in the amount of $64,629 for the year ended February 28, 2014 as compared to $32,877 for the year ended February 28, 2013.  These operating expenses comprised of general and administrative expenses, including fees paid for legal and professional services.

We have not fully commenced business operations and are dependent upon obtaining financing to execute our business plan.  For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of February 28, 2014, we had $8,826 in cash, $9,959 in total assets, $94,454 in total liabilities and an accumulated deficit of $133,495.

From our inception on September 23, 2010 until February 28, 2014, we used net cash of $131,850 in operations, generated cash of $140,676 from financing activities and had no cash flows from investing activities.

We are currently dependent on funds raised through shareholder advances from our majority shareholder, Sino Ocean.  Since our inception on September 23, 2010, we have raised proceeds of $49,000 in cash from the sale of our common stock, and we have received a total of $91,676 in advances from Sino Ocean for working capital purposes.

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

Our audited financial statements for the fiscal years ended February 28, 2014 and 2013, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
CEFC Global Strategic Holdings, Inc. (formerly Astra Ventures, Inc.)
(A Development Stage Company)
Shanghai, China

We have audited the accompanying consolidated balance sheets of CEFC Global Strategic Holdings, Inc. (the “Company”) as of February 28, 2014 and 2013, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for each of the years then ended and period from September 23, 2010 (Inception) through February 28, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEFC Global Strategic Holdings, Inc. as of February 28, 2014 and 2013, and the results of its operations and its cash flows for the years then ended and period from September 23, 2010 (Inception) through February 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
May 27, 2014

CEFC GLOBAL STRATEGIC HOLDINGS, INC. (Formerly Astra Ventures, Inc.) (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	February 28, 2014 - $ -	February 28, 2013 - $ -

ASSETS
Current
Cash	8,826	25,064
Prepaid Expenses	1,133	-
Total current assets	9,959	25,064
Total assets	9,959	25,064

LIABILITIES
Current
Accounts payable	2,778	-
Shareholder advances	91,676	44,930
Total current liabilities	94,454	44,930
Total liabilities	94,454	44,930

STOCKHOLDERS’ DEFICIT
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and Outstanding:
6,900,000 common shares	6,900	6,900
Additional paid in capital	42,100	42,100
Deficit accumulated during the development stage	(133,495)	(68,866)
Total stockholders’ deficit	(84,495)	(19,866)
Total liabilities and stockholders’ deficit	9,959	25,064

– See Accompanying Notes –

CEFC GLOBAL STRATEGIC HOLDINGS, INC. (Formerly Astra Ventures, Inc.) (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended February 28, 2014 - $ -	Year ended February 28, 2013 - $ -	Period from September 23, 2010 (Inception) to February 28, 2014 - $ -

Expenses
General and administrative	64,629	32,877	133,495
Net loss	(64,629)	(32,877)	(133,495)

Basic and diluted loss per share	(0.01)	(0.00)

Weighted average number of common shares outstanding	6,900,000	6,900,000

– See Accompanying Notes –

CEFC GLOBAL STRATEGIC HOLDINGS, INC. (Formerly Astra Ventures, Inc.) (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended February 28, 2014 - $ -	Year ended February 28, 2013 - $ -	Period from September 23, 2010 (Inception) to February 28, 2014 - $ -

Cash Flows From Operating Activities
Net loss	(64,629)	(32,877)	(133,495)
Change in operating assets and liabilities:
Change in prepaid expenses	(1,133)	-	(1,133)
Change in accounts payable	2,778	(2,133)	2,778
Cash flows used in operating activities	(62,984)	(35,010)	(131,850)

Cash Flows From Financing Activities
Shareholder advances	46,746	44,930	91,676
Proceeds from sale of common stock	-	-	49,000
Cash flows provided by financing activities	46,746	44,930	140,676

Net change in cash	(16,238)	9,920	8,826

Cash, beginning of period	25,064	15,144	-
Cash, end of period	8,826	25,064	8,826

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes –

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(Formerly Astra Ventures, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM SEPTEMBER 23, 2010 (INCEPTION)
TO FEBRUARY 28, 2014

	COMMON STOCK		Additional	Deficit accumulated during
	Number of shares	Amount	paid in Capital	Development Stage	Total
Balance, September 23, 2010	-	$-	$-	$-	$-
Common stock issued for cash	6,900,000	6,900	42,100	-	49,000
Net loss	-	-	-	(917)	(917)
Balance, February 28, 2011	6,900,000	6,900	42,100	(917)	48,083
Net loss	-	-	-	(35,072)	(35,072)
Balance, February 29, 2012	6,900,000	6,900	42,100	(35,989)	13,011
Net loss	-	-	-	(32,877)	(32,877)
Balance, February 28, 2013	6,900,000	6,900	42,100	(68,866)	(19,866)
Net loss	-	-	-	(64,629)	(64,629)
Balance, February 28, 2014	6,900,000	$6,900	$42,100	$(133,495)	$(84,495)

- See Accompanying Notes –

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(Formerly Astra Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CEFC Global Strategic Holdings, Inc., formerly Astra Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 23, 2010, and its year-end is February 28.  In connection with the change of control which occurred on August 22, 2012 that is described below, the Company has become a development stage company that intends to operate a trading business for oil, fuel and other petroleum products.  In connection with its planned business operations, the Company formed a wholly owned subsidiary, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”), in Hong Kong on October 17, 2012.  However, China Ocean had no operations, assets or liabilities as of February 28, 2014.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $133,495 at February 28, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement of its common stock or further shareholder loans as needed.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less, when purchased, to be cash equivalents.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Shareholder advances represent advances made to us by our majority shareholder, Sino Ocean Fuel Holdings Limited (formerly known as Formula One Investments Limited), for working capital purposes amounting to $91,676 and $44,930 at February 28, 2014 and 2013, respectively.  These advances are non-interest bearing, due upon demand and are unsecured.

NOTE 4 – INCOME TAXES

As of February 28, 2014, the Company has estimated tax loss carry forwards for tax purpose of approximately $134,000, which expire beginning in 2031. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2014	2013
Net operating loss	65,000	33,000
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	22,100	11,000
Change in valuation allowance	(22,100)	(11,000)
Net refundable amount	-	-

	2014	2013
Deferred tax asset attributed to:
Net operating loss	45,400	23,300
Less: valuation allowance	(45,400)	(23,300)
Net deferred tax asset	-	-

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based upon their evaluation of our disclosure controls and procedures as of February 28, 2014, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, our management concluded that as of February 28, 2014, and as of the date that the evaluation of the effectiveness of our internal control over financial reporting was completed, our internal control over financial reporting was effective.

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

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment or Election
Yadong Liu	50	Chief Executive Officer and Director	March 18, 2014
Chau To Chan	38	President and Chairman of the Board	August 22, 2012
Qinzhen Li	38	Chief Financial Officer, Treasurer and Secretary	August 22, 2012
Yong Li	36	Director	August 22, 2012

Business Experience Descriptions

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years.

Yadong Liu accepted his appointment as the registrant’s new Chief Executive Officer and as a Director on March 18, 2014.  Mr. Liu is also currently a general manager of the registrant.  Mr. Liu was the founder and owner of Haohai Investment Limited, a boutique equity fund in Hong Kong from January 2011 to April 2013.  Between March 2006 and October 2010, Mr. Liu was Principal and Head of Asia Operations at Medley Capital, a New York-based investment group (now listed on the New York Stock Exchange with ticker symbol “MCC”).  From 1997 to 2005, Mr. Liu was Managing Director, and Head of Emerging Markets at Medley Global Advisors, a hedge fund advisor in New York City.  From 1994 to 1995, Mr. Liu was a Senior Manager at China international Capital Corporation Limited (CICC), the first joint venture investment bank in China.  Mr. Liu started his career in the Chinese Foreign Ministry, where he was a diplomat and a top interpreter for Chinese leaders.  Mr. Liu holds a Bachelor of Arts degree in English Language & Literature from Beijing Foreign Studies University, a Bachelor of Laws degree from Beijing Foreign Affairs College, and a Ph.D. in Political Science with a concentration in International Political Economy from Columbia University.

Chau To Chan is our President and is the Chairman of our Board of Directors.  Mr. Chan is currently the Chief Executive Officer of China CEFC Energy Company Limited and he is also the Director of Formula One Investments Limited.  Mr. Chan received his bachelor’s degree in international accounting from the Finance and Economics College of Jimei University, Xiamen, Fujian Province, P.R. China.  Mr. Chan has been the Chief Executive Officer of China CEFC Energy Company Limited since 2006.

Qinzhen Li is our Chief Financial Officer, Treasurer and Secretary.  Ms. Li is currently an operations analyst for SEI Investments Co., a leading global provider of outsourced asset management, investment processing, and investment operations solutions.  Ms. Li’s prior work experience includes serving as the Office Director for the administration office of Shanghai Shenqing Industrial Co., Ltd. from December 2005 through February 2007.  Ms. Li has also previously served as an accountant for the Administration Office for the People’s Congress in Rudong, Jiangsu Province, P.R. China from 1998 to 2003.  Ms. Li graduated from Temple University’s Fox School of Business with a bachelor’s degree in business administration in January 2012.  She also graduated with a Master’s degree in Business and Administration from the University of International Business & Economics in Beijing, P.R. China in May 2006.  Ms. Li also received a degree in Economics from Jiangsu Youth Management College, Nanjing, P.R. China in July 1998.  Ms. Qinzhen Li is the sister of Mr. Yong Li, who is a member of our board of directors.

Yong Li is a member of our Board of Directors.  Mr. Li currently serves as General Manager, Investment Decision Committee of China CEFC Energy Company Limited.  Mr. Li has extensive experience in finance, investment banking and investment administration.  He was previously the Director of the Financing Department of Shanghai Qijun Investment and Development Co., Ltd. from June 2007 to September 2010.  From February 2007 to May 2007, he served as the Assistant General Manager performing investment administration and finance duties for the Gammastar Medical Group in Shanghai, P.R. China.  From May 2005 to January 2007, Mr. Li was the Senior Financing Manager in the Customer Financing Department of Huawei Technologies Co., Ltd., a leader in providing next generation telecommunications networks.  He also performed investment banking duties as the Senior Investment Manager for Shanghai Broadresources Investment Co., Ltd. from August 2004 to April 2005, and as Investment Manager for Shanghai Fudan Ystone Venture Capital Management from November 2002 to July 2004.  Mr. Li graduated from the City University London in the United Kingdom with a Master of Science degree in Insurance and Risk Management in 2002.  In 2000, Mr. Li received his Bachelor’s degree in English for Finance and Investment from the University of Shanghai for Science and Technology (joint program with Queen’s College, City University of New York).  Mr. Li is the brother of Ms. Qinzhen Li, the Company’s Chief Financial Officer, Treasurer and Secretary.

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

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during the fiscal year ended February 28, 2014.

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

Summary Compensation Table

The following table presents information concerning compensation for each of our named executive officers for services in all capacities during our fiscal years ended February 28, 2014 and 2013:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mao Zhao,	2014	0	-	-	-	-	-	-		$0
Former Chief Executive Officer (1)	2013	N/A	-	-	-	-	-	-	$	N/A

Chau To Chan,	2014	0	-	-	-	-	-	-		$0
President & Board Chairman (2)	2013	N/A	-	-	-	-	-	-	$	N/A

Qinzhen Li,	2014	0	-	-	-	-	-	-		$0
CFO, Treasurer & Secretary (3)	2013	N/A	-	-	-	-	-	-	$	N/A

(1)
Ms. Mao Zhao was appointed as our Chief Executive Officer on August 22, 2012 and she resigned as our Chief Executive Officer effective on March 18, 2014 and as director effective May 28, 2014.  Mr. Yadong Liu was appointed as our Chief Executive Officer effective on March 18, 2014.

(2)	Mr. Chau To Chan was appointed as our President and Chairman of the Board of Directors on August 22, 2012.

(3)	Ms. Qinzhen Li was appointed as our Chief Financial Officer, Treasurer and Secretary on August 22, 2012.

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

Director Compensation

Our directors Mr. Chau To Chan, Ms. Mao Zhao and Mr. Yong Li, who were all appointed on August 22, 2012, did not receive any compensation for serving as our directors for the fiscal year ended February 28, 2014.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of May 29, 2014, for each of the following persons:

●	each of our directors and each of the named executive officers;

●	all directors and named executive officers as a group; and

●	each person who is known by us to own beneficially 5% or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name.  Unless otherwise indicated, the address of each beneficial owner listed below is 10/F, Building B, No. 329 Tianyaoqiao Road Xuhui District, Shanghai, People’s Republic of China 200030.  The percentage beneficially owned set forth below is based on 6,900,000 shares of common stock outstanding on May 29, 2014.

Name and Position	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Shares of Common Stock Beneficially Owned (1)(2)
Yadong Liu, Chief Executive Officer and Director	0		0%
Chau To Chan, Chairman of the Board and President	4,200,000	(3)	60.87%
Mao Zhao, Former Chief Executive Officer and Former Director	600,000	(4)	8.7%
Qinzhen Li, Chief Financial Officer, Treasurer and Secretary	0		0%
Yong Li, Director	600,000	(4)	8.7%
All Executive Officers and Directors as a Group (5 persons)	4,800,000		69.57%
5% Stockholders:
Sino Ocean Fuel Holdings Limited	4,200,000	(3)	60.87%
Chung Hwa International Petroleum Limited	600,000	(4)	8.7%
Connectivity International Limited	600,000	(5)	8.7%
Knower Investments Limited	600,000	(5)	8.7%
SINO-US Energy Holdings Limited	600,000	(6)	8.7%

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

(4)
The address of Chung Hwa International Petroleum Limited (formerly known as Alpha Grand Investments Limited and hereinafter "CHIP") is 3/F, J & C Building, P.O. Box 362, Road Town, Tortola, British Virgin Islands, VG110.  Mr. Yong Li, our Company director, is also the director of CHIP.  The owners of CHIP include our Director Mr. Yong Li (95%) and our former CEO and former Director Ms. Mao Zhao (5%), and, as such they are deemed to have or share voting and investment control over CHIP’s portfolio.  The numbers of shares of common stock reported herein as beneficially owned by Mr. Li and Ms. Zhao are held by CHIP, which they, in turn, own indirectly through their respective ownership of CHIP.

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

Related Party Transactions

During the fiscal year ended February 28, 2014, the Company received $46,746 in advances for working capital purposes from Sino Ocean, our majority shareholder, whose sole director and majority shareholder is Mr. Chau To Chan, our Company’s President and Chairman of the Board of Directors.  This balance is repayable on demand, unsecured and is non-interest bearing.

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

Audit Fees

For the years ended February 28, 2014 and 2013, the aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the quarterly reviews and the annual audits of our financial statements included in our quarterly reports on Form 10-Q and our annual reports on Form 10-K, respectively, were approximately:

	Year Ended February 28, 2014	Year Ended February 28, 2013
Audit Fees and Audit Related Fees	$11,000	$10,075
Income Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$11,000	$10,075

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

Consolidated Balance Sheets as of February 28, 2014 and 2013.

Consolidated Statements of Operations for the fiscal years ended February 28, 2014 and 2013 and the Period from September 23, 2010 (Inception) to February 28, 2014.

Consolidated Statements of Cash Flows for the fiscal years ended February 28, 2014 and 2013 and the Period from September 23, 2010 (Inception) to February 28, 2014.

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from September 23, 2010 (Inception) to February 28, 2014.

Notes to Consolidated Financial Statements.

(2)	Exhibits filed as part of this annual report on Form 10-K:

EXHIBIT LIST

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment of Articles of Incorporation (2)
3.3	Bylaws (1)
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Company with the SEC on December 16, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on December 10, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(Registrant)

Date: June 2, 2014	By:	/s/ Yadong Liu
	Name:	Yadong Liu
	Title:	Chief Executive Officer

Date: June 2, 2014	By:	/s/ Qinzhen Li
	Name:	Qinzhen Li
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yadong Liu	Chief Executive Officer and Director	June 2, 2014
Yadong Liu

/s/ Chau To Chan	Chairman of the Board of Directors and President	June 2, 2014
Chau To Chan

/s/ Qinzhen Li	Chief Financial Officer, Treasurer & Secretary	June 2, 2014
Qinzhen Li

/s/ Yong Li	Director	June 2, 2014
Yong Li