Form 10-Q
period 2014-05-31
CEFC GLOBAL STRATEGIC HOLDINGS, INC.
filed 2014-07-15
CIK 1519955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2014

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at July 15, 2014 was 6,900,000.

** The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934, but is not required to file such reports under such sections

TABLE OF CONTENTS

		Page

PART I.
Item 1.	Consolidated Financial Statements.	1
Item 2.	Management’s Discussion and Analysis or Plan of Operations.	5
Item 3.	Quantitative and Qualitative Disclosures About Market Risks.	6
Item 4.	Controls and Procedures.	7

PART II.
Item 1.	Legal Proceedings.	8
Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	8
Item 3.	Defaults Upon Senior Securities.	8
Item 4.	Removed and Reserved.
Item 5.	Other Information.
Item 6.	Exhibits.	8
SIGNATURES		10

i

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

ii

PART I.

Item 1.  Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(FORMERLY ASTRA VENTURES, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2014 - $ -	February 28, 2014 - $ -

ASSETS
Current assets
Cash	43,106	8,826
Prepaid Expenses	133	1,133
Total assets	43,239	9,959

LIABILITIES

Current liabilities
Accounts payable	5,622	2,778
Due to related party	135,955	91,676
Total current liabilities	141,577	94,454

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares as of May 31, 2014 and February 28, 2014	6,900	6,900
Additional paid in capital	42,100	42,100
Deficit accumulated during the development stage	(147,338)	(133,495)
Total stockholders’ deficit	(98,338)	(84,495)
Total liabilities and stockholders’ deficit	43,239	9,959

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(FORMERLY ASTRA VENTURES, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended May 31, 2014 -$-	Three months ended May 31, 2013 -$-	Period from September 23, 2010 (inception) to May 31, 2014 -$-

OPERATING EXPENSES
General and administrative	13,843	16,533	147,338
NET LOSS	(13,843)	(16,533)	(147,338)

Basic And Diluted Loss Per Share	(0.00)	(0.00)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	6,900,000	6,900,000

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(FORMERLY ASTRA VENTURES, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended May 31, 2014 - $ -	Three months ended May 31, 2013 - $ -	Period from September 23, 2010 (Inception) through May 31, 2014 - $ -

CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(13,843)	(16,533)	(147,338)
Change in operating assets and liabilities
Change in prepaid expenses	1,000	-	(133)
Change in accounts payable	2,844	7,337	5,622
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,999)	(9,196)	(141,849)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	44,279	-	135,955
Proceeds from sale of common stock	-	-	49,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	44,279	-	184,955
NET CHANGE IN CASH	34,280	(9,196)	43,106
Cash, beginning of period	8,826	25,064	-
Cash, end of period	43,106	15,868	43,106

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(FORMERLY ASTRA VENTURES, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014
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

The accompanying unaudited interim financial statements of CEFC Global Strategic Holdings, Inc., formerly known as Astra Ventures, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2014, as reported in the Form 10-K, have been omitted.

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

2.             RELATED PARTY TRANSACTIONS

Shareholder advances represent advances made to us by our majority shareholder, Sino Ocean Fuel Holdings Limited (formerly known as Formula One Investments Limited), for working capital purposes amounting to $135,955 and $91,676 as of May 31, 2014 and February 28, 2014, respectively.  These advances are non-interest bearing, due upon demand and are unsecured.

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

Item 2.   Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Three-Month Periods Ended May 31, 2014 and 2013

We did not earn any revenues during the three-month periods ended May 31, 2014 and 2013.

We incurred operating expenses in the amount of $13,843 for the three-month period ended May 31, 2014 as compared to $16,533 for the three-month period ended May 31, 2013.  These operating expenses comprised of general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities for the three-month period ended May 31, 2014 was primarily attributable to a net loss of $13,843, offset by an increase in accounts payable of $2,844 and a decrease in the prepaid expense of $1,000. Net cash used in operating activities for the three months ended May 31, 2013 was primarily attributable to a net loss of $16,533, offset by an increase in accounts payable of $7,337.

From our inception on September 23, 2010 to May 31, 2014, the cash used in operating activities was $141,849 and we generated cash of $184,955 from financing activities and had no cash flows from investing activities.

We are currently dependent on funds raised through shareholder advances from our majority shareholder, Sino Ocean. Since our inception on September 23, 2010, we have raised proceeds of $49,000 in cash from the sale of our common stock, and we have received a total of $135,955 in advances from Sino Ocean for working capital purposes.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls

As of May 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Conclusions

Based upon their evaluation of our disclosure controls and procedures as of May 31, 2014, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended May 31, 2014.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)           The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(i)	Consolidated Balance Sheets as of May 31, 2014 and February 28, 2014 (Unaudited);

(ii)	Consolidated Statements of Operations for the three months ended May 31, 2014 and 2013 and the Period from September 23, 2010 (Inception) to May 31, 2014 (Unaudited);

(iii)	Consolidated Statements of Cash Flows for the three months ended May 31, 2014 and 2013 and the Period from September 23, 2010 (Inception) to May 31, 2014. (Unaudited);

(iv)	Notes to Consolidated Financial Statements (Unaudited)

(2)	Exhibits filed as part of this Report:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
_______________________
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

Date: July 15, 2014	CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(Registrant)

	By:	/s/ Yadong Liu
	Name:	Yadong Liu
	Title:	Chief Executive Officer

	By:	/s/ Qinzhen Li
	Name:	Qinzhen Li
	Title:	Chief Financial Officer