Form 10-Q
period 2014-08-31
CEFC GLOBAL STRATEGIC HOLDINGS, INC.
filed 2014-10-15
CIK 1519955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2014

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at October 14, 2014 was 6,900,000.

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

ii

PART I.

Item 1.  Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31, 2014	February 28, 2014
	- $ -	- $ -

ASSETS
Current assets
Cash	79,966	8,826
Prepaid Expenses	-	1,133
Total assets	79,966	9,959

LIABILITIES

Current liabilities
Accounts payable	6,762	2,778
Due to related party	195,955	91,676
Total current liabilities	202,717	94,454

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares as of August 31, 2014 and February 28, 2014	6,900	6,900
Additional paid in capital	42,100	42,100
Deficit accumulated during the development stage	(171,751)	(133,495)
Total stockholders’ deficit	(122,751)	(84,495)
Total liabilities and stockholders’ deficit	79,966	9,959

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2014 -$-	Three months ended August 31, 2013 -$-	Six months ended August 31, 2014 -$-	Six months ended August 31, 2013 -$-	Period from September 23, 2010 to August 31, 2014 -$-
OPERATING EXPENSES

General and administrative	24,413	15,550	38,256	32,083	171,751

NET LOSS	(24,413)	(15,550)	(38,256)	(32,083)	(171,751)

Basic And Diluted Loss Per Share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted Average Number Of Common Shares Outstanding	6,900,000	6,900,000	6,900,000	6,900,000

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended August 31, 2014 and 2013

Period from September 23, 2010 (Inception) through August 31, 2014

(Unaudited)

	Six months ended August 31, 2014	Six months ended August 31, 2013	Period from September 23, 2010 (Inception) through August 31, 2014
	- $ -	- $ -	- $ -

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(38,256)	(32,083)	(171,751)
Change in operating assets and liabilities
Change in prepaid expenses	1,133		-
Change in accounts payable	3,984	1,750	6,762

CASH FLOWS USED IN OPERATING ACTIVITIES	(33,139)	(30,333)	(164,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances	104,279	10,000	195,955
Cash received from sale of common stock	-	-	49,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	104,279	10,000	244,955

NET INCREASE (DECREASE) IN CASH	71,140	(20,333)	79,966

Cash, beginning of period	8,826	25,064	-

Cash, end of period	79,966	4,731	79,966

Supplemental cash flow information:
Interest paid	-	-	-
Taxes paid	-	-	-

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

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

2.        RELATED PARTY TRANSACTIONS

Shareholder advances represent advances made to us by our majority shareholder, Sino Ocean Fuel Holdings Limited (formerly known as Formula One Investments Limited), for working capital purposes amounting to $195,955 at August 31, 2014.  These advances are non-interest bearing, due upon demand and are unsecured.

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

Item 2.   Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Three-Month Periods Ended August 31, 2014 and 2013

We did not earn any revenues during the three-month periods ended August 31, 2014 and August 31, 2013.

We incurred operating expenses in the amount of $24,413 for the three-month period ended August 31, 2014 as compared to $15,550 for the three-month period ended August 31, 2013. These operating expenses comprised of general and administrative expenses.

Six-Month Periods Ended August 31, 2014 and 2013

We did not earn any revenues during the six-month periods ended August 31, 2014 and August 31, 2013.

We incurred operating expenses in the amount of $38,256 or the six-month period ended August 31, 2014 as compared to $32,083 for the six-month period ended August 31, 2013. These operating expenses comprised of general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities for the six-month period ended August 31, 2014 was primarily attributable to a net loss of $38,256 offset by an increase in accounts payable of 3,984 and a decrease in the prepaid expense of $1,133. Net cash used in operating activities for the six months ended August 31, 2013 was primarily attributable to a net loss of $32,083, offset by an increase in accounts payable of $1,750.

From our inception on September 23, 2010 to August 31, 2014, the cash used in operating activities was $164,989 and, we generated cash of $244,955 from financing activities and had no cash flows from investing activities.

We are currently dependent on funds raised through shareholder advances from our majority shareholder, Sino Ocean. Since our inception on September 23, 2010, we have raised proceeds of $49,000 in cash from the sale of our common stock, and we have received a total of $195,955 in advances from Sino Ocean for working capital purposes.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls

As of August 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Conclusions

Based upon their evaluation of our disclosure controls and procedures as of August 31, 2014, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended August 31, 2014.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)          The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(i)	Consolidated Balance Sheets as of August 31, 2014 and February 28, 2014 (Unaudited);

(ii)	Consolidated Statements of Operations for the three months and six months ended August 31, 2014 and 2013 and the Period from September 23, 2010 (Inception) to August 31, 2014 (Unaudited);

(iii)	Consolidated Statements of Cash Flows for the six months ended August 31, 2014 and 2013 and the Period from September 23, 2010 (Inception) to August 31, 2014. (Unaudited);

(iv)	Notes to Consolidated Financial Statements (Unaudited)

Item 6.   Exhibits

(a)          The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(i)	Consolidated Balance Sheets as of August 31, 2014 and February 28, 2014 (Unaudited);

(ii)	Consolidated Statements of Operations for the three months and six months ended August 31, 2014 and 2013 and the Period from September 23, 2010 (Inception) to August 31, 2014 (Unaudited);

(iii)	Consolidated Statements of Cash Flows for the six months ended August 31, 2014 and 2013 and the Period from September 23, 2010 (Inception) to August 31, 2014. (Unaudited);

(iv)	Notes to Consolidated Financial Statements (Unaudited)

(2)	Exhibits filed as part of this Report:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2014	CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(Registrant)

	By:	/s/Yadong Liu
	Name:	Yadong Liu
	Title:	Chief Executive Officer

	By:	/s/Qinzhen Li
	Name:	Qinzhen Li
	Title:	Chief Financial Officer

