Form 10-K
period 2015-02-28
CEFC GLOBAL STRATEGIC HOLDINGS, INC.
filed 2015-05-29
CIK 1519955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-173949

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	90-1073269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of common stock as of May 29, 2015.

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

1

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

2

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

3

Results of Operations

Fiscal Years Ended February 28, 2015 and 2014

We earned no revenues during the fiscal years ended February 28, 2015 and 2014.

We incurred operating expenses in the amount of $60,319 for the year ended February 28, 2015 as compared to $64,629 for the year ended February 28, 2014.  These operating expenses comprised of general and administrative expenses, including fees paid for legal and professional services.

We have not fully commenced business operations and are dependent upon obtaining financing to execute our business plan.  For these reasons, there is substantial doubt that we will be able to continue as a going concern.

 Liquidity and Capital Resources

As of February 28, 2015, we had $55,658 in cash, $55,658 in total assets, $200,472 in total liabilities and an accumulated deficit of $193,814.

During the years ended February 28, 2015 and 2014, we used net cash of $60,964 and $62,984, respectively, in operations. During the years ended February 28, 2015 and 2014, we generated cash of $107,796 and $46,746 from financing activities, respectively. During the years ended February 28, 2015 and 2014 we had no cash flows from investing activities.

We are currently dependent on funds raised through shareholder advances from our majority shareholder, Sino Ocean.  As of February 28, 2015 and 2014 we received a total of $199,472 and $91,676, respectively, in advances from Sino Ocean for working capital purposes. Since our inception on September 23, 2010, we have raised proceeds of $49,000 in cash from the sale of our common stock, and we have received a total of $199,472 in advances from Sino Ocean for working capital purposes.

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

Our audited financial statements for the fiscal years ended February 28, 2015 and 2014, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

4

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

CEFC Global Strategic Holdings, Inc.

Shanghai, China

We have audited the accompanying consolidated balance sheets of CEFC Global Strategic Holdings, Inc. (the “Company”) as of February 28, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended February 28, 2015. CEFC Global Strategic Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CEFC Global Strategic Holdings, Inc. as of February 28, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and its likely need for additional financing in order to meet its financial obligations raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

May 27, 2015

CONSOLIDATED FINANCIAL STATEMENTS

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2015	February 28, 2014
	- $ -	- $ -

ASSETS
Current assets
Cash	55,658	8,826
Prepaid Expenses	-	1,133
Total assets	55,658	9,959

LIABILITIES

Current liabilities
Accounts payable	1,000	2,778
Due to related party	199,472	91,676
Total current liabilities	200,472	94,454

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares as of February 28, 2015 and 2014	6,900	6,900
Additional paid in capital	42,100	42,100
Accumulated deficit	(193,814)	(133,495)
Total stockholders’ deficit	(144,814)	(84,495)
Total liabilities and stockholders’ deficit	55,658	9,959

See accompanying notes to consolidated financial statements

F-2

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended February 28, 2015 -$-	Year ended February 28, 2014 -$-
OPERATING EXPENSES

General and administrative	60,319	64,629

NET LOSS	(60,319)	(64,629)

Basic And Diluted Loss Per Share	(0.01)	(0.01)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	6,900,000	6,900,000

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended February 28, 2015 - $ -	Year ended February 28, 2014 - $ -
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(60,319)	(64,629)
Change in prepaid expenses	1,133	(1,133)
Change in accounts payable	(1,778)	2,778
CASH FLOWS USED IN OPERATING ACTIVITIES	(60,964)	(62,984)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder advances	107,796	46,746
Proceeds from sale of common stock	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	107,796	46,746
NET CHANGE IN CASH	46,832	(16,238)
Cash, beginning of period	8,826	25,064
Cash, end of period	55,658	8,826

Supplemental cash flow information:

Interest paid	-	-
Taxes paid	-	-

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED FEBRUARY 28, 2015 AND 2014

	COMMON STOCK		Additional
	Number of Shares	Amount	paid in capital	Accumulated Deficit	Total
	-	$-	$-	$-	$-
Balance, February 28, 2013	6,900,000	6,900	42,100	(68,866)	(19,866)
Net loss	-	-	-	(64,629)	(64,629)
Balance, February 28, 2014	6,900,000	6,900	42,100	(133,495)	(84,495)
Net loss	-	-	-	(60,319)	(60,319)
Balance, February 28, 2015	6,900,000	6,900	42,100	(193,814)	(144,814)

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CEFC Global Strategic Holdings, Inc., formerly Astra Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 23, 2010, and its year-end is February 28.  In connection with the change of control which occurred on August 22, 2012 that is described below, the Company has become a development stage company that intends to operate a trading business for oil, fuel and other petroleum products.  In connection with its planned business operations, the Company formed a wholly owned subsidiary, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”), in Hong Kong on October 17, 2012.  However, China Ocean had no operations, assets or liabilities as of February 28, 2015.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $193,814 at February 28, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement of its common stock or further shareholder loans as needed.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Shareholder advances represent advances made to us by our majority shareholder, Sino Ocean Fuel Holdings Limited (formerly known as Formula One Investments Limited), for working capital purposes amounting to $199,472 and $91,676 at February 28, 2015 and 2014, respectively.  These advances are non-interest bearing, due upon demand and are unsecured.

NOTE 4 – INCOME TAXES

As of February 28, 2015, the Company has estimated tax loss carry forwards for tax purpose of approximately $194,000, which expire beginning in 2031. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2015	2014
Net operating loss	60,000	65,000
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	20,000	22,100
Change in valuation allowance	(20,000)	(22,100)
Net refundable amount	-	-

	2015	2014
Deferred tax asset attributed to:
Net operating loss	65,400	45,400
Less: valuation allowance	(65,400)	(45,400)
Net deferred tax asset	-	-

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based upon their evaluation of our disclosure controls and procedures as of February 28, 2015, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, our management concluded that as of February 28, 2015, and as of the date that the evaluation of the effectiveness of our internal control over financial reporting was completed, our internal control over financial reporting was effective.

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

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment or Election
Yadong Liu	52	Chief Executive Officer and Director	March 18, 2014
Chau To Chan	39	President and Chairman of the Board	August 22, 2012
Qinzhen Li	40	Chief Financial Officer, Treasurer and Secretary	August 22, 2012
Yong Li	37	Director	August 22, 2012

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

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during the fiscal year ended February 28, 2015.

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

Summary Compensation Table

The following table presents information concerning compensation for each of our named executive officers for services in all capacities during our fiscal years ended February 28, 2015 and 2014:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yadong Liu, Chief Executive	2015	0	-	-	-	-	-	-		$0
Officer (1)	2014	0	-	-	-	-	-	-		$0

Mao Zhao, Former Chief Executive	2015	N/A	-	-	-	-	-	-	$	N/A
Officer (2)	2014	0	-	-	-	-	-	-		$0

Chau To Chan, President & Board	2015	0	-	-	-	-	-	-		$0
Chairman (3)	2014	0	-	-	-	-	-	-		$0

Qinzhen Li, CFO, Treasurer &	2015	0	-	-	-	-	-	-		$0
Secretary (4)	2014	0	-	-	-	-	-	-		$0

(1)	Mr. Yadong Liu was appointed as our Chief Executive Officer effective on March 18, 2014.

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

Director Compensation

The individuals who were members of our Board of Directors during the fiscal year ended February 28, 2015, namely, Mr. Chau To Chan, Ms. Mao Zhao, Mr. Yong Li and Mr. Yadong Liu, did not receive any compensation for serving as our directors for the fiscal year ended February 28, 2015.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of May 28, 2015, for each of the following persons:

●	each of our directors and each of the named executive officers;

●	all directors and named executive officers as a group; and

●	each person who is known by us to own beneficially 5% or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name.  Unless otherwise indicated, the address of each beneficial owner listed below is 10/F, Building B, No. 329 Tianyaoqiao Road Xuhui District, Shanghai, People’s Republic of China 200030.  The percentage beneficially owned set forth below is based on 6,900,000 shares of common stock outstanding on May 29, 2015.

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

Related Party Transactions

During the fiscal year ended February 28, 2015, the Company received $107,796 in advances for working capital purposes from Sino Ocean, our majority shareholder, whose sole director and majority shareholder is Mr. Chau To Chan, our Company’s President and Chairman of the Board of Directors.  This balance is repayable on demand, unsecured and is non-interest bearing.

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

Audit Fees

For the years ended February 28, 2015 and 2014, the aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the quarterly reviews and the annual audits of our financial statements included in our quarterly reports on Form 10-Q and our annual reports on Form 10-K, respectively, were approximately:

	Year Ended February 28, 2015	Year Ended February 28, 2014
Audit Fees and Audit Related Fees	$12,100	$11,000
Income Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,100	$11,000

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

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial statements filed as part of this annual report on Form 10-K:

(i)	Consolidated Balance Sheets as of February 28, 2015 and 2014.

(ii)	Consolidated Statements of Operations for the fiscal years ended February 28, 2015 and 2014.

(iii)	Consolidated Statements of Cash Flows for the fiscal years ended February 28, 2015 and 2014.

(iv)	Consolidated Statement of Stockholders’ Deficit for the fiscal years ended February 28, 2015 and 2014.

(v)	Notes to Consolidated Financial Statements.

(2)	Exhibits filed as part of this annual report on Form 10-K:

EXHIBIT LIST

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment of Articles of Incorporation (2)
3.3	Bylaws (1)
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Company with the SEC on December 16, 2010.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on December 10, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(Registrant)

Date: May 29, 2015	By:	/s/ Yadong Liu
	Name:	Yadong Liu
	Title:	Chief Executive Officer

Date: May 29, 2015	By:	/s/ Qinzhen Li
	Name:	Qinzhen Li
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yadong Liu	Chief Executive Officer and Director	May 29, 2015
Yadong Liu

/s/ Chau To Chan	Chairman of the Board of Directors and President	May 29, 2015
Chau To Chan

/s/ Qinzhen Li	Chief Financial Officer, Treasurer & Secretary	May 29, 2015
Qinzhen Li

/s/ Yong Li	Director	May 29, 2015
Yong Li

