Form 10-Q
period 2015-05-31
CEFC GLOBAL STRATEGIC HOLDINGS, INC.
filed 2015-07-15
CIK 1519955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2015

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at July 14, 2015 was 6,900,000.

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

ii

PART I.

Item 1.  Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31, 2015	February 28, 2015
	$	$

ASSETS
Current assets
Cash	50,253	55,658
Total assets	50,253	55,658

LIABILITIES
Current Liabilities
Accounts Payable	6,500	1,000
Due to Related Party	199,472	199,472
Total Current Liabilities	205,972	200,472

STOCKHOLDERS' DEFICIT
Common stock
Authorized:
100,000,000 common shares with a par value of $0.001	-	-
Issued and outstanding:
6,900,000 common shares as of May 31, 2015 and February 28, 2015.	6,900	6,900
Additional paid in capital	42,100	42,100
Accumulated Deficit	(204,719)	(193,814)
Total stockholders' deficit	(155,719)	(144,814)
Total liabilities and stockholders' deficit	50,253	55,658

See accompanying notes to consolidated financial statements

1

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended May 31, 2015	Three months ended May 31, 2014
	$	$
OPERATING EXPENSES
General and administrative	10,905	13,843
NET LOSS	(10,905)	(13,843)

Basic and Diluted Loss Per Share	(0.00)	(0.00)

Weighted Average Number Of Common Shares Outstanding-
Basic and Diluted	6,900,000	6,900,000

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	May 31,	May 31,
	2015	2014
	$	$
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	(10,905)	(13,843)
Change in operating assets and liabilities
Change in prepaid expenses	-	1,000
Change in accounts payable	5,500	2,844

CASH FLOWS USED IN OPERATING ACTIVITIES	(5,405)	(9,999)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	-	44,279

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	44,279

NET CHANGE IN CASH	(5,405)	34,280
Cash, beginning of period	55,658	8,826
Cash, end of period	50,253	43,106

Supplemental cash flow information:
Interest paid	-	-
Taxes paid	-	-

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

(Unaudited)

1.              BASIS OF PRESENTATION

CEFC Global Strategic Holdings, Inc., (the “Company”) was incorporated in the State of Nevada on September 23, 2010, and its year-end is February 28.  In connection with the change of control which occurred on August 22, 2012, the Company intends to operate a trading business for oil, fuel and other petroleum products.  In connection with its planned business operations, the Company formed a wholly owned subsidiary, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”), in Hong Kong on October 17, 2012.  However, China Ocean had no operations, assets or liabilities as of May 31, 2015 and February 28, 2015.

The accompanying unaudited interim consolidated financial statements of CEFC Global Strategic Holdings, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2015, as reported in the Form 10-K, have been omitted.

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”). All intercompany transactions, if any, are eliminated upon consolidations.

Going Concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $204,719 at May 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further shareholder loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

2.              RELATED PARTY TRANSACTIONS

Shareholder advances represent advances made to us by our majority shareholder, Sino Ocean Fuel Holdings Limited (formerly known as Formula One Investments Limited), for working capital purposes amounting to $199,472 at May 31, 2015 and February 28, 2015.  These advances are non-interest bearing, due upon demand and are unsecured.

Item 2.   Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of our company.  It should be read in conjunction with the financial statements and accompanying notes.

Plan of Operation

Our Company was originally incorporated on September 23, 2010 in the State of Nevada under the name “Astra Ventures, Inc.”  On December 10, 2013, we filed a Certificate of Amendment with the Nevada Secretary of State which became effective on December 10, 2013. to change our name to “CEFC Global Strategic Holdings, Inc.”   We originally planned to commence business operations by obtaining distribution rights for television programming and specialty films such as reality television and extreme sports programming for reproduction and distribution across multiple markets and formats in the United States and worldwide.  However, in connection with the change of control transaction that closed on August 22, 2012 and which is more fully described below under the section below titled “Our Management,” we appointed a new executive management team and changed our planned business operations.

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

Our Management

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

Effective on March 18, 2014, Ms. Mao Zhao resigned as the Company’s Chief Executive Officer and the Company’s board of directors appointed Mr. Yadong Liu (“Mr. Liu”) as the Company’s new Chief Executive Officer to replace Ms. Zhao. In addition, Mr. Liu was also appointed as a new member of the Company’s board of directors. The Company’s board of directors approved an increase in the authorized number of directors from three to four on March 18, 2014 in conjunction with the appointment of Mr. Liu as a new member of the board of directors. On May 28, 2014, Ms. Mao Zhao resigned as a member of the Company’s board of directors.

Item 2.   Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Three-Month Periods Ended May 31, 2015 and 2014

We did not earn any revenues during the three-month periods ended May 31, 2015 and 2014.

We incurred operating expenses in the amount of $10,905 for the three-month period ended May 31, 2015 as compared to $13,843 for the three-month period ended May 31, 2014.  These operating expenses comprised of general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities for the three-month period ended May 31, 2015 was primarily attributable to a net loss of $10,905, offset by an increase in accounts payable of $5,500. Net cash used in operating activities for the three months ended May 31, 2014 was primarily attributable to a net loss of $13,843, offset by an increase in accounts payable of $2,844 and a decrease in prepaid expense of $1,000.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls

As of May 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Conclusions

Based upon their evaluation of our disclosure controls and procedures as of May 31, 2015, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended May 31, 2015.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)           The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(i)	Consolidated Balance Sheets as of May 31, 2015 and February 28, 2015 (Unaudited);

(ii)	Consolidated Statements of Operations for the three months ended May 31, 2015 and 2014 (Unaudited);

(iii)	Consolidated Statements of Cash Flows for the three months ended May 31, 2015 and 2014 (Unaudited);

(iv)	Notes to Consolidated Financial Statements (Unaudited)

(2)	Exhibits filed as part of this Report:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 15, 2015	CEFC Global Strategic Holdings, Inc.
(Registrant)

	By:	/s/ Yadong Liu
	Name:	Yadong Liu
	Title:	Chief Executive Officer

	By:	/s/ Qinzhen Li
	Name:	Qinzhen Li
	Title:	Chief Financial Officer

