Form 10-Q
period 2015-08-31
CEFC GLOBAL STRATEGIC HOLDINGS, INC.
filed 2015-10-09
CIK 1519955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2015

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at October 7, 2015 was 6,900,000.

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

ii

PART I.

Item 1.  Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	February 28,
	2015	2015
	- $ -	- $ -

ASSETS
Current assets
Cash	20,925	55,658

Total assets	20,925	55,658

LIABILITIES

Current liabilities
Accounts payable	1,200	1,000
Due to related party	199,472	199,472
Total current liabilities	200,672	200,472

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares as of August 31, 2015 and February 28, 2015	6,900	6,900
Additional paid in capital	42,100	42,100
Accumulated deficit	(228,747)	(193,814)
Total stockholders’ deficit	(179,747)	(144,814)
Total liabilities and stockholders’ deficit	20,925	55,658

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	ended	ended	ended	ended
	August 31,	August 31,	August 31,	August 31,
	2015	2014	2015	2014
	-$-	-$-	-$-	-$-
OPERATING EXPENSES

General and administrative	24,029	24,413	34,933	38,256

NET LOSS	(24,029)	(24,413)	(34,933)	(38,256)

Basic And Diluted Loss Per Share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Number Of Common Shares Outstanding	6,900,000	6,900,000	6,900,000	6,900,000

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended August 31, 2015	Six months ended August 31, 2014
	- $ -	- $ -

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(34,933)	(38,256)
Change in operating assets and liabilities
Change in prepaid expenses	-	1,133
Change in accounts payable	200	3,984

CASH FLOWS USED IN OPERATING ACTIVITIES	(34,733)	(33,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances	-	104,279

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	104,279

NET INCREASE (DECREASE) IN CASH	(34,733)	71,140

Cash, beginning of period	55,658	8,826

Cash, end of period	20,925	79,966

Supplemental cash flow information:
Interest paid	-	-
Taxes paid	-	-

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

1.	BASIS OF PRESENTATION

CEFC Global Strategic Holdings, Inc., (the “Company”) was incorporated in the State of Nevada on September 23, 2010, and its year-end is February 28.  In connection with the change of control which occurred on August 22, 2012, the Company intends to operate a trading business for oil, fuel and other petroleum products.  In connection with its planned business operations, the Company formed a wholly owned subsidiary, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”), in Hong Kong on October 17, 2012.  However, China Ocean had no operations, assets or liabilities as of August 31, 2015 and February 28, 2015.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $228,747 at August 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further shareholder loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

2.	RELATED PARTY TRANSACTIONS

Shareholder advances represent advances made to us by our majority shareholder, Sino Ocean Fuel Holdings Limited (formerly known as Formula One Investments Limited), for working capital purposes amounting to $199,472 at August 31, 2015 and February 28, 2015.  These advances are non-interest bearing, due upon demand and are unsecured.

Item 2.   Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of our company.  It should be read in conjunction with the financial statements and accompanying notes.

Plan of Operation

Our Company was originally incorporated on September 23, 2010 in the State of Nevada under the name “Astra Ventures, Inc.”  On December 10, 2013, we filed a Certificate of Amendment with the Nevada Secretary of State which became effective on December 10, 2013 to change our name to “CEFC Global Strategic Holdings, Inc.” We originally planned to commence business operations by obtaining distribution rights for television programming and specialty films such as reality television and extreme sports programming for reproduction and distribution across multiple markets and formats in the United States and worldwide.  However, in connection with the change of control transaction that closed on August 22, 2012 and which is more fully described below under the section below titled “Our Management,” we appointed a new executive management team and changed our planned business operations.

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

Results of Operations

Three-Month Periods Ended August 31, 2015 and 2014

We did not earn any revenues during the three-month periods ended August 31, 2015 and August 31, 2014.

We incurred operating expenses in the amount of $24,029 for the three-month period ended August 31, 2015 as compared to $24,413 for the three-month period ended August 31, 2014.  These operating expenses comprised of general and administrative expenses.

Six-Month Periods Ended August 31, 2015 and 2014

We did not earn any revenues during the six-month periods ended August 31, 2015 and August 31, 2014.

We incurred operating expenses in the amount of $34,933 or the six-month period ended August 31, 2015 as compared to $38,256 for the six-month period ended August 31, 2014. These operating expenses comprised of general and administrative expenses.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls

As of August 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Conclusions

Based upon their evaluation of our disclosure controls and procedures as of August 31, 2015, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended August 31, 2015.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)           The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(i)	Consolidated Balance Sheets as of August 31, 2015 and February 28, 2015 (Unaudited);

(ii)	Consolidated Statements of Operations for the three and six months ended August 31, 2015 and 2014 (Unaudited);

(iii)	Consolidated Statements of Cash Flows for the six months ended August 31, 2015 and 2014 (Unaudited);

(iv)	Notes to Consolidated Financial Statements (Unaudited)

(2)	Exhibits filed as part of this Report:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 9, 2015	CEFC Global Strategic Holdings, Inc.
(Registrant)

	By:	/s/ Yadong Liu
	Name:	Yadong Liu
	Title:	Chief Executive Officer

	By:	/s/ Qinzhen Li
	Name:	Qinzhen Li
	Title:	Chief Financial Officer