Form 10-K
period 2016-02-29
CEFC GLOBAL STRATEGIC HOLDINGS, INC.
filed 2016-06-03
CIK 1519955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of common stock as of June 2, 2016.

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

Corporate History after Change of Control

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

1

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

Results of Operations

Fiscal Years Ended February 29, 2016 and February 28, 2015

We earned no revenues during the fiscal years ended February 29, 2016 and February 28, 2015.

We incurred operating expenses in the amount of $64,257 for the year ended February 29, 2016 as compared to $60,319 for the year ended February 28, 2015.  These operating expenses comprised of general and administrative expenses, including fees paid for legal and professional services.

We have not fully commenced business operations and are dependent upon obtaining financing to execute our business plan.  For these reasons, there is substantial doubt that we will be able to continue as a going concern.

3

Liquidity and Capital Resources

As of February 29, 2016, we had $40,480 in cash, $40,480 in total assets, $249,551 in total liabilities and an accumulated deficit of $258,071.

During the years ended February 29, 2016 and February 28, 2015, we used net cash of $65,157 and $60,964, respectively, in operations. During the years ended February 29, 2016 and February 28, 2015, we generated cash of $49,979 and $107,796 from financing activities, respectively. During the years ended February 29, 2016 and February 28, 2015 we had no cash flows from investing activities.

We are currently dependent on funds raised through shareholder advances from our majority shareholder, Sino Ocean.  As of February 29, 2016 and February 28, 2015 we received a total of $249,451 and $199,472, respectively, in advances from Sino Ocean for working capital purposes. Since our inception on September 23, 2010, we have raised proceeds of $49,000 in cash from the sale of our common stock, and we have received a total of $249,451 in advances from Sino Ocean for working capital purposes.

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

Our audited financial statements for the fiscal years ended February 29, 2016 and February 28, 2015, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

4

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

CEFC Global Strategic Holdings, Inc.

Shanghai, China

We have audited the accompanying consolidated balance sheets of CEFC Strategic Holdings, Inc. (the “Company”) as of February 29, 2016 and February 28, 2015, and the related consolidated statements of operations, stockholder’s deficit and cash flows for each of the years in the two-year period ended February 29, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CEFC Strategic Holdings, Inc. as of February 29, 2016 and February 28, 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended February 29, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, and its need for additional financing in order to meet its financial obligations raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

June 3, 2016

CONSOLIDATED FINANCIAL STATEMENTS

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	February 29,	February 28,
	2016	2015
	- $ -	- $ -

ASSETS
Current assets
Cash	40,480	55,658
Prepaid Expenses	-	-
Total assets	40,480	55,658

LIABILITIES

Current liabilities
Accounts payable	100	1,000
Due to related party	249,451	199,472
Total current liabilities	249,551	200,472

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares as of February 29, 2016 and 2015	6,900	6,900
Additional paid in capital	42,100	42,100
Accumulated deficit	(258,071)	(193,814)
Total stockholders’ deficit	(209,071)	(144,814)
Total liabilities and stockholders’ deficit	40,480	55,658

See accompanying notes to consolidated financial statements

F-2

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	February 29,	February 28,
	2016	2015
	-$-	-$-
OPERATING EXPENSES

General and administrative	(64,257)	(60,319)

NET LOSS	(64,257)	(60,319)

Basic And Diluted Loss Per Share	(0.01)	(0.01)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	6,900,000	6,900,000

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended February 29, 2016 - $ -	Year ended February 28, 2015 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(64,257)	(60,319)
Change in prepaid expenses	-	1,133
Change in accounts payable	(900)	(1,778)
CASH FLOWS USED IN OPERATING ACTIVITIES	(65,157)	(60,964)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder advances	49,979	107,796
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	49,979	107,796
NET CHANGE IN CASH	(15,178)	46,832
Cash, beginning of period	55,658	8,826
Cash, end of period	40,480	55,658

Supplemental cash flow information:

Interest paid	-	-
Taxes paid	-	-

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	COMMON STOCK		Additional
	Number of Shares	Amount	paid in Capital	Accumulated Deficit	Total
Balance, February 28, 2014	6,900,000	6,900	42,100	(133,495)	(84,495)
Net loss	-	-	-	(60,319)	(60,319)
Balance, February 28, 2015	6,900,000	6,900	42,100	(193,814)	(144,814)
Net loss	-	-	-	(64,257)	(64,257)
Balance, February 29, 2016	6,900,000	6,900	42,100	(258,071)	(209,071)

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CEFC Global Strategic Holdings, Inc., formerly Astra Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 23, 2010, and its year-end is February 28.  In connection with the change of control which occurred on August 22, 2012 that is described below, the Company has become a development stage company that intends to operate a trading business for oil, fuel and other petroleum products.  In connection with its planned business operations, the Company formed a wholly owned subsidiary, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”), in Hong Kong on October 17, 2012.  However, China Ocean had no operations, assets or liabilities as of February 29, 2016.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $258,071 at February 29, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement of its common stock or further shareholder loans as needed.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Although the Company is operational, it has not generated any revenue and is currently seeking additional funding to sustain its operations.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

Basis of presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

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

Use of estimates and assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources.  The actual results experienced by the Company may differ from the Company’s estimates. Management believes that these estimates and assumptions provide a reasonable basis for the presentation of the financial statements.

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

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate expenses. Revenue and expenses are translated at average rates of exchange during the year. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss). The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The Company’s income tax returns are subject to examination by the relevant taxing authorities for the tax years 2013 and forward.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Shareholder advances represent advances made to us by our majority shareholder, Sino Ocean Fuel Holdings Limited (formerly known as Formula One Investments Limited), for working capital purposes amounting to $249,451 and $199,472 at February 29, 2016 and February 28, 2015, respectively.  These advances are non-interest bearing, due upon demand and are unsecured.

NOTE 4 – INCOME TAXES

As of February 29, 2016, the Company has estimated tax loss carry forwards for tax purpose of approximately $258,000, which expire beginning in 2031. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2016	2015
Net operating loss	64,300	60,000
Statutory tax rate	34%	34%
Provisional federal income tax attributable to current operations	21,900	20,000
Change in valuation allowance	(21,900)	(20,000)
Net provisional amount	-	-

	2016	2015
Deferred tax asset attributed to:
Net operating loss	87,300	65,400
Less: valuation allowance	(87,300)	(65,400)
Net deferred tax asset	-	-

NOTE 5 – CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.001 per share.

At February 29, 2016, there were no outstanding stock options or warrants.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 29, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based upon their evaluation of our disclosure controls and procedures as of February 29, 2016, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, our management concluded that as of February 29, 2016, and as of the date that the evaluation of the effectiveness of our internal control over financial reporting was completed, our internal control over financial reporting was effective.

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

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment or Election
Yadong Liu	53	Chief Executive Officer and Director	March 18, 2014
Chau To Chan	40	President and Chairman of the Board	August 22, 2012
Qinzhen Li	41	Chief Financial Officer, Treasurer and Secretary	August 22, 2012
Yong Li	38	Director	August 22, 2012

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

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during the fiscal year ended February 29, 2016.

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

Summary Compensation Table

The following table presents information concerning compensation for each of our named executive officers for services in all capacities during our fiscal years ended February 29, 2016 and February 28, 2015:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yadong Liu, Chief Executive	2016	0	-	-	-	-	-	-	$0
Officer (1)	2015	0	-	-	-	-	-	-	$0

Mao Zhao, Former Chief Executive	2016	0	-	-	-	-	-	-	$0
Officer (2)	2015	0	-	-	-	-	-	-	$0

Chau To Chan, President & Board	2016	0	-	-	-	-	-	-	$0
Chairman (3)	2015	0	-	-	-	-	-	-	$0

Qinzhen Li, CFO, Treasurer &	2016	0	-	-	-	-	-	-	$0
Secretary (4)	2015	0	-	-	-	-	-	-	$0

(1)	Mr. Yadong Liu was appointed as our Chief Executive Officer effective on March 18, 2014.

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

Director Compensation

The individuals who were members of our Board of Directors during the fiscal year ended February 29, 2016, namely, Mr. Chau To Chan, Ms. Mao Zhao, Mr. Yong Li and Mr. Yadong Liu, did not receive any compensation for serving as our directors for the fiscal year ended February 29, 2016.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 2, 2016, for each of the following persons:

●	each of our directors and each of the named executive officers;

●	all directors and named executive officers as a group; and

●	each person who is known by us to own beneficially 5% or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name.  Unless otherwise indicated, the address of each beneficial owner listed below is 10/F, Building B, No. 329 Tianyaoqiao Road Xuhui District, Shanghai, People’s Republic of China 200030.  The percentage beneficially owned set forth below is based on 6,900,000 shares of common stock outstanding on June 2, 2016.

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

Related Party Transactions

During the fiscal year ended February 29, 2016, the Company received $49,979 in advances for working capital purposes from Sino Ocean, our majority shareholder, whose sole director and majority shareholder is Mr. Chau To Chan, our Company’s President and Chairman of the Board of Directors.  This balance is repayable on demand, unsecured and is non-interest bearing.

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

Audit Fees

For the years ended February 29, 2016 and February 28, 2015, the aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the quarterly reviews and the annual audits of our financial statements included in our quarterly reports on Form 10-Q and our annual reports on Form 10-K, respectively, were approximately:

	Year Ended February 29, 2016	Year Ended February 28, 2015
Audit Fees and Audit Related Fees	$10,850	$12,100
Income Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,850	$12,100

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

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial statements filed as part of this annual report on Form 10-K:

(i)	Consolidated Balance Sheets as of February 29, 2016 and February 28, 2015.

(ii)	Consolidated Statements of Operations for the fiscal years ended February 29, 2016 and February 28, 2015.

(iii)	Consolidated Statements of Cash Flows for the fiscal years ended February 29, 2016 and February 28, 2015.

(iv)	Consolidated Statement of Stockholders’ Deficit for the fiscal years ended February 29, 2016 and February 28, 2015.

(v)	Notes to Consolidated Financial Statements.

(2)	Exhibits filed as part of this annual report on Form 10-K:

EXHIBIT LIST

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment of Articles of Incorporation (2)
3.3	Bylaws (1)
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Company with the SEC on December 16, 2010.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on December 10, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(Registrant)

Date: June 3, 2016	By:	/s/ Yadong Liu
	Name:	Yadong Liu
	Title:	Chief Executive Officer

Date: June 3, 2016	By:	/s/ Qinzhen Li
	Name:	Qinzhen Li
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yadong Liu	Chief Executive Officer and Director	June 3, 2016
Yadong Liu

/s/ Chau To Chan	Chairman of the Board of Directors and President	June 3, 2016
Chau To Chan

/s/ Qinzhen Li	Chief Financial Officer, Treasurer & Secretary	June 3, 2016
Qinzhen Li

/s/ Yong Li	Director	June 3, 2016
Yong Li

