Form 10-Q
period 2016-11-30
CEFC GLOBAL STRATEGIC HOLDINGS, INC.
filed 2017-01-17
CIK 1519955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2016

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at January 13, 2017 was 6,900,000.

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

ii

PART I.

Item 1.   Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30, 2016 - $ -	February 29, 2016 - $ -

ASSETS
Current assets
Cash	22,055	40,480
Total assets	22,055	40,480

LIABILITIES
Current liabilities
Accounts payable	100	100
Due to related party	269,451	249,451
Total current liabilities	269,551	249,551

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares as of November 30, 2016 and February 29, 2016	6,900	6,900
Additional paid in capital	42,100	42,100
Accumulated deficit	(296,496)	(258,071)
Total stockholders’ deficit	(247,496)	(209,071)
Total liabilities and stockholders’ deficit	22,055	40,480

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2016 -$-	Three months ended November 30, 2015 -$-	Nine months ended November 30, 2016 -$-	Nine months ended November 30, 2015 -$-

OPERATING EXPENSES

General and administrative	9,583	10,818	38,425	45,751

NET LOSS	(9,583)	(10,818)	(38,425)	(45,751)

Basic and Diluted Loss Per Share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Number of Common Shares Outstanding	6,900,000	6,900,000	6,900,000	6,900,000

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended November 30, 2016 - $ -	Nine months ended November 30, 2015 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(38,425)	(45,751)
Change in accounts payable	-	100

CASH FLOWS USED IN OPERATING ACTIVITIES	(38,425)	(45,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances	20,000	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	20,000	-

NET DECREASE IN CASH	(18,425)	(45,651)

Cash, beginning of period	40,480	55,658

Cash, end of period	22,055	10,007

Supplemental cash flow information:
Interest paid	-	-
Taxes paid	-	-

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2016

(Unaudited)

1.              BASIS OF PRESENTATION

CEFC Global Strategic Holdings, Inc., (the “Company”) was incorporated in the State of Nevada on September 23, 2010, and its year-end is February 28.  In connection with the change of control which occurred on August 22, 2012, the Company intends to operate a trading business for oil, fuel and other petroleum products.  In connection with its planned business operations, the Company formed a wholly owned subsidiary, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”), in Hong Kong on October 17, 2012.  However, China Ocean had no operations, assets or liabilities as of November 30, 2016 and February 29, 2016.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $296,496 at November 30, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further shareholder loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

2.              RELATED PARTY TRANSACTIONS

Shareholder advances represent advances made to us by our majority shareholder, Sino Ocean Fuel Holdings Limited (formerly known as Formula One Investments Limited), for working capital purposes amounting to $269,451 and $249,451 at November 30, 2016 and February 29, 2016, respectively.  These advances are non-interest bearing, due upon demand and are unsecured.

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

Results of Operations

Three-Month Periods Ended November 30, 2016 and 2015

We did not earn any revenues during the three-month periods ended November 30, 2016 and 2015.

We incurred operating expenses in the amount of $9,583 for the three-month period ended November 30, 2016 as compared to $10,818 for the three-month period ended November 30, 2015.  These operating expenses comprised of general and administrative expenses.

Nine-Month Periods Ended November 30, 2016 and 2015

We also did not earn any revenues during the nine-month periods ended November 30, 2016 and 2015.

We incurred operating expenses in the amount of $38,425 for the nine-month period ended November 30, 2016 as compared to $45,751 for the nine-month period ended November 30, 2015.  These operating expenses comprised of general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities for the nine-month period ended November 30, 2016 was primarily attributable to general and administrative expenses. Net cash used in operating activities for the nine months ended November 30, 2015 was also primarily attributable to general and administrative expenses.

We are currently dependent on funds raised through shareholder advances from our majority shareholder, Sino Ocean.  Since our inception on September 23, 2010, we have raised proceeds of $49,000 in cash from the sale of our common stock, and we have received a total of $269,451 in advances from Sino Ocean for working capital purposes.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls

As of November 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Conclusions

Based upon their evaluation of our disclosure controls and procedures as of November 30, 2016, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three-month period ended November 30, 2016.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

(a)           The following documents are filed as part of this Report:

(1)	Financial statements filed as part of this Report:

(i)	Consolidated Balance Sheets as of November 30, 2016 and February 29, 2016 (Unaudited);

(ii)	Consolidated Statements of Operations for the three and nine months ended November 30, 2016 and 2015 (Unaudited);

(iii)	Consolidated Statements of Cash Flows for the nine months ended November 30, 2016 and 2015 (Unaudited);

(iv)	Notes to Consolidated Financial Statements (Unaudited)

(2)	Exhibits filed as part of this Report:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(Registrant)

Date: January 13, 2017	By:	/s/ Yadong Liu
	Name:	Yadong Liu
	Title:	Chief Executive Officer

Date: January 13, 2017	By:	/s/ Qinzhen Li
	Name:	Qinzhen Li
	Title:	Chief Financial Officer

