Form 10-K
period 2017-02-28
CEFC GLOBAL STRATEGIC HOLDINGS, INC.
filed 2017-06-13
CIK 1519955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,000 based on the price at which the common equity was originally sold.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,900,000 shares of common stock as of June 12, 2017.

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

Ms. Mao Zhao resigned as the Company’s Chief Executive Officer, effective on March 18, 2014 but Ms. Zhao remained as a member of the Company’s board of directors.  Effective on March 18, 2014, the Company’s board of directors appointed Mr. Yadong Liu (“Mr. Liu”) as the Company’s new Chief Executive Officer to replace Ms. Zhao.  In addition, Mr. Liu was also appointed as a new member of the Company’s board of directors.  The Company’s board of directors approved an increase in the authorized number of directors from three to four on March 18, 2014 in conjunction with the appointment of Mr. Liu as a new member of the board of directors. Effective on May 28, 2014, Ms. Mao Zhao resigned as a member of the Company’s board of directors.

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

2

PART II

ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 27, 2012, our shares of common stock were approved for trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the ticker symbol “AAVC”.  As described more fully above under Part I, Item I (Business) under the section titled “Change of Name” on December 10, 2013, our ticker symbol was changed to “CGSH” in connection with our corporate name change to CEFC Global Strategic Holdings, Inc.  As of the date of filing of this Annual Report, there has been no active trading of our securities, and, therefore, no high and low bid pricing.  Trading in stocks quoted on the OTCBB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

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

Results of Operations

Fiscal Years Ended February 28, 2017 and February 29, 2016

We earned no revenues during the fiscal years ended February 28, 2017 and February 29, 2016.

3

We incurred operating expenses in the amount of $49,127 for the year ended February 28, 2017 as compared to $64,257 for the year ended February 29, 2016.  These operating expenses comprised of general and administrative expenses, including fees paid for legal and professional services.

We have not fully commenced business operations and are dependent upon obtaining financing to execute our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

As of February 28, 2017, we had $116,227 in cash, $116,227 in total assets, $374,425 in total liabilities and an accumulated deficit of $307,198.

During the years ended February 28, 2017 and February 29, 2016, we used net cash of $44,227 and $65,157, respectively, in operations. During the years ended February 28, 2017 and February 29, 2016, we generated cash of $119,974 and $49,979 from financing activities, respectively. During the years ended February 28, 2017 and February 29, 2016 we had no cash flows from investing activities.

We are currently dependent on funds raised through shareholder advances from our majority shareholder, Sino Ocean.  As of February 28, 2017 and February 29, 2016 we received a total of $119,974 and $49,979, respectively, in advances from Sino Ocean for working capital purposes. Since our inception on September 23, 2010, we have raised proceeds of $49,000 in cash from the sale of our common stock, and we have received a total of $369,425 in advances from Sino Ocean for working capital purposes.

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

Our audited financial statements for the fiscal years ended February 28, 2017 and February 29, 2016, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

4

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

CEFC Global Strategic Holdings, Inc.

Shanghai, China

We have audited the accompanying consolidated balance sheets of CEFC Strategic Holdings, Inc. (the “Company”) as of February 28, 2017 and February 29, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended February 28, 2017 and February 29, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CEFC Strategic Holdings, Inc. as of February 28, 2017 and February 29, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2017 and February 29, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to meet its financial obligations raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

June 12, 2017

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	February 28,	February 29,
	2017	2016
	- $ -	- $ -

ASSETS
Current assets:
Cash	$116,227	$40,480
Total assets	$116,227	$40,480

LIABILITIES
Current liabilities:
Accounts payable	$5,000	$100
Due to related party	369,425	249,451
Total current liabilities	374,425	249,551

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
6,900,000 common shares as of February 28, 2017 and February 29, 2017	6,900	6,900
Additional paid in capital	42,100	42,100
Accumulated deficit	(307,198)	(258,071)
Total stockholders’ deficit	(258,198)	(209,071)
Total liabilities and stockholders’ deficit	$116,227	$40,480

See accompanying notes to consolidated financial statements

F-2

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended February 28, 2017 -$-	Year ended February 29, 2016 -$-
OPERATING EXPENSES

General and administrative	$(49,127)	$(64,257)

NET LOSS	$(49,127)	$(64,257)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	6,900,000	6,900,000

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

	Common Stock		Additional
	Number of Shares	Amount	paid in capital	Accumulated Deficit	Total
Balance, February 28, 2015	6,900,000	$6,900	$42,100	$(193,814)	$(144,814)
Net loss	-	-	-	(64,257)	(64,257)
Balance, February 29, 2016	6,900,000	6,900	42,100	(258,071)	(209,071)
Net loss	-	-	-	(49,127)	(49,127)
Balance, February 28,2017	6,900,000	$6,900	$42,100	$(307,198)	$(258,198)

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended February 28, 2017 - $ -	Year ended February 29, 2016 - $ -
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,127)	$(64,257)
Change in accounts payable	4,900	(900)
CASH FLOWS USED IN OPERATING ACTIVITIES	(44,227)	(65,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	119,974	49,979
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	119,974	49,979

NET CHANGE IN CASH	75,747	(15,178)
Cash, beginning of period	40,480	55,658
Cash, end of period	$116,227	$40,480

Supplemental cash flow information:

Interest paid	-	-
Taxes paid	-	-

See accompanying notes to consolidated financial statements

CEFC GLOBAL STRATEGIC HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2017 and February 29, 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CEFC Global Strategic Holdings, Inc., formerly Astra Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on September 23, 2010, and its year-end is February 28. In connection with the change of control which occurred on August 22, 2012 that is described below, the Company has become a development stage company that intends to operate a trading business for oil, fuel and other petroleum products. In connection with its planned business operations, the Company formed a wholly owned subsidiary, China Ocean Fuel Oil (USA) Co., Limited (“China Ocean”), in Hong Kong on October 17, 2012. However, China Ocean had no operations, assets or liabilities as of February 28, 2017.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $307,198 at February 28, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further shareholder loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

Financial instruments

The fair value of the Company’s financial instruments consisting of cash, accounts payable, and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in China and therefore is exposed to foreign exchange risk. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Shareholder advances represent advances made to us by our majority shareholder, Sino Ocean Fuel Holdings Limited (formerly known as Formula One Investments Limited), for working capital purposes amounting to $369,425 and $249,451 at February 28, 2017 and February 29, 2016, respectively. These advances are non-interest bearing, due upon demand and are unsecured.

NOTE 4 – INCOME TAXES

As of February 28, 2017, the Company has estimated tax loss carry forwards for tax purpose of approximately $308,000, which expire beginning in 2031. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The Company’s income tax returns are subject to examination by the relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2013 and forward. The State of Nevada has no corporate income tax. There are currently no income tax examinations underway for these jurisdictions.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2017	2016
Net operating loss	$50,600	$64,300
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	17,200	21,900
Change in valuation allowance	(17,200)	(21,900)
Net refundable amount	$-	$-

	2017	2016
Deferred tax asset attributed to:
Net operating loss	$104,500	$87,300
Less: valuation allowance	(104,500)	(87,300)
Net deferred tax asset	$-	$-

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based upon their evaluation of our disclosure controls and procedures as of February 28, 2017, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, our management concluded that as of February 28, 2017, and as of the date that the evaluation of the effectiveness of our internal control over financial reporting was completed, our internal control over financial reporting was effective.

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

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment or Election
Yadong Liu	54	Chief Executive Officer and Director	March 18, 2014
Chau To Chan	41	President and Chairman of the Board	August 22, 2012
Qinzhen Li	42	Chief Financial Officer, Treasurer and Secretary	August 22, 2012
Yong Li	39	Director	August 22, 2012

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

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during the fiscal year ended February 28, 2017.

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

Summary Compensation Table

The following table presents information concerning compensation for each of our named executive officers for services in all capacities during our fiscal years ended February 28, 2017 and February 29, 2016:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yadong Liu, Chief Executive	2017	0	-	-	-	-	-	-	$0
Officer (1)	2016	0	-	-	-	-	-	-	$0

Chau To Chan, President & Board	2017	0	-	-	-	-	-	-	$0
Chairman (2)	2016	0	-	-	-	-	-	-	$0

Qinzhen Li, CFO, Treasurer &	2017	0	-	-	-	-	-	-	$0
Secretary (3)	2016	0	-	-	-	-	-	-	$0

(1)	Mr. Yadong Liu was appointed as our Chief Executive Officer effective on March 18, 2014.

(2)	Mr. Chau To Chan was appointed as our President and Chairman of the Board of Directors on August 22, 2012.

(3)	Ms. Qinzhen Li was appointed as our Chief Financial Officer, Treasurer and Secretary on August 22, 2012.

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

Director Compensation

The individuals who were members of our Board of Directors during the fiscal year ended February 28, 2017, namely, Mr. Chau To Chan, Mr. Yong Li and Mr. Yadong Liu, did not receive any compensation for serving as our directors for the fiscal year ended February 28, 2017.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of May 30, 2017, for each of the following persons:

●	each of our directors and each of the named executive officers;

●	all directors and named executive officers as a group; and

●	each person who is known by us to own beneficially 5% or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name.  Unless otherwise indicated, the address of each beneficial owner listed below is 10/F, Building B, No. 329 Tianyaoqiao Road Xuhui District, Shanghai, People’s Republic of China 200030.  The percentage beneficially owned set forth below is based on 6,900,000 shares of common stock outstanding on May 27, 2016.

Name and Position	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Shares of Common Stock Beneficially Owned (1)(2)
Yadong Liu, Chief Executive Officer and Director	0		0%
Chau To Chan, Chairman of the Board and President	4,200,000	(3)	60.87%
Qinzhen Li, Chief Financial Officer, Treasurer and Secretary	0		0%
Yong Li, Director	600,000	(4)	8.7%
All Executive Officers and Directors as a Group (5 persons)	4,800,000		69.57%
5% Stockholders:
Sino Ocean Fuel Holdings Limited	4,200,000	(3)	60.87%
Chung Hwa International Petroleum Limited	600,000	(4)	8.7%
Connectivity International Limited	600,000	(5)	8.7%
Knower Investments Limited	600,000	(5)	8.7%
SINO-US Energy Holdings Limited	600,000	(6)	8.7%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him, her or it.

(3)	The address of Sino Ocean Fuel Holdings Limited (formerly known as “Formula One Investments Limited” and hereinafter “Sino Ocean”) is 3/F, J & C Building, P.O. Box 362, Road Town, Tortola, British Virgin Islands, VG110. Mr. Chau To Chan is the Director and majority shareholder of Sino Ocean, and as such, he is deemed to have or share voting and investment control over Sino Ocean’s portfolio. The numbers of shares of common stock reported herein as beneficially owned by Mr. Chan are held by Sino Ocean, which Mr. Chan, in turn, owns indirectly through his ownership of Sino Ocean.

(4)	The address of Chung Hwa International Petroleum Limited (formerly known as Alpha Grand Investments Limited and hereinafter “CHIP”) is 3/F, J & C Building, P.O. Box 362, Road Town, Tortola, British Virgin Islands, VG110. Mr. Yong Li, our Company director, is also the director of CHIP. The owners of CHIP include our Director Mr. Yong Li (95%) and, as such he is deemed to have or share voting and investment control over CHIP’s portfolio. The numbers of shares of common stock reported herein as beneficially owned by Mr. Li are held by CHIP, which they, in turn, own indirectly through their respective ownership of CHIP.

(5)	The address of this shareholder is 3/F, J & C Building, P.O. Box 362, Road Town, Tortola, British Virgin Islands, VG110.

(6)	The address of SINO-US Energy Holdings Limited (formerly known as Alpha Green Investments Limited) is 3/F, J & C Building, P.O. Box 362, Road Town, Tortola, British Virgin Islands, VG110.

Securities authorized for issuance under equity compensation plans

We currently do not have any equity compensation plans or arrangements.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the fiscal year ended February 28, 2017, the Company received $119,974 in advances for working capital purposes from Sino Ocean, our majority shareholder, whose sole director and majority shareholder is Mr. Chau To Chan, our Company’s President and Chairman of the Board of Directors.  This balance is repayable on demand, unsecured and is non-interest bearing.

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

Audit Fees

For the years ended February 28, 2017 and February 29, 2016, the aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the quarterly reviews and the annual audits of our financial statements included in our quarterly reports on Form 10-Q and our annual reports on Form 10-K, respectively, were approximately:

	Year Ended February 28, 2017	Year Ended February 29, 2016
Audit Fees and Audit Related Fees	$12,200	$10,850
Income Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,200	$10,850

Pre-Approval Policies and Procedures

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  The independent auditors and management periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial statements filed as part of this annual report on Form 10-K:

(i)	Consolidated Balance Sheets as of February 28, 2017 and February 29, 2016.

(ii)	Consolidated Statements of Operations for the fiscal years ended February 28, 2017 and February 29, 2016.

(iii)	Consolidated Statements of Cash Flows for the fiscal years ended February 28, 2017 and February 29, 2016.

(iv)	Consolidated Statement of Stockholders’ Deficit for the fiscal years ended February 28, 2017 and February 29, 2016.

(v)	Notes to Consolidated Financial Statements.

(2)	Exhibits filed as part of this annual report on Form 10-K:

ITEM 16:	FORM 10-K SUMMARY

None.

EXHIBIT LIST

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment of Articles of Incorporation (2)
3.3	Bylaws (1)
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Company with the SEC on May 5, 2011.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on December 10, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEFC GLOBAL STRATEGIC HOLDINGS, INC.
(Registrant)

Date: June 12, 2017	By:	/s/ Yadong Liu
	Name:	Yadong Liu
	Title:	Chief Executive Officer

Date: June 12, 2017	By:	/s/ Qinzhen Li
	Name:	Qinzhen Li
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yadong Liu	Chief Executive Officer and Director	June 12, 2017
Yadong Liu

/s/ Chau To Chan	Chairman of the Board of Directors and President	June 12, 2017
Chau To Chan

/s/ Qinzhen Li	Chief Financial Officer, Treasurer & Secretary	June 12, 2017
Qinzhen Li

/s/ Yong Li	Director	June 12, 2017
Yong Li

